Form 10-Q
period 2022-07-02
CRA INTERNATIONAL, INC.
filed 2022-08-04
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common Stock, no par value per share	7,166,227 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended July 2, 2022 and July 3, 2021	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended July 2, 2022 and July 3, 2021	4
	Condensed Consolidated Balance Sheets (unaudited)—July 2, 2022 and January 1, 2022	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended July 2, 2022 and July 3, 2021	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended July 2, 2022 and July 3, 2021	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults Upon Senior Securities	26
ITEM 4.	Mine Safety Disclosures	26
ITEM 5.	Other Information	26
ITEM 6.	Exhibits	27
Signatures		28

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues	$149,102	$148,237	$297,484	$294,755
Costs of services (exclusive of depreciation and amortization)	103,076	105,042	207,136	210,416
Selling, general and administrative expenses	27,963	24,043	53,780	47,250
Depreciation and amortization	3,050	3,215	6,026	6,516
Income from operations	15,013	15,937	30,542	30,573
Interest expense, net	(468)	(409)	(676)	(608)
Foreign currency gains (losses), net	1,700	63	1,899	(488)
Income before provision for income taxes	16,245	15,591	31,765	29,477
Provision for income taxes	4,602	4,025	8,696	7,410
Net income	$11,643	$11,566	$23,069	$22,067
Net income per share:
Basic	$1.60	$1.57	$3.15	$2.94
Diluted	$1.57	$1.53	$3.09	$2.86
Weighted average number of shares outstanding:
Basic	7,263	7,320	7,311	7,473
Diluted	7,380	7,539	7,442	7,685
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$11,643	$11,566	$23,069	$22,067
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(3,860)	(136)	(5,032)	(247)
Comprehensive income	$7,783	$11,430	$18,037	$21,820
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	July 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,621	$66,130
Accounts receivable, net of allowances of $3,282 and $3,256, respectively	131,339	116,962
Unbilled services, net of allowances of $1,388 and $1,364, respectively	68,376	45,095
Prepaid expenses and other current assets	13,456	10,589
Forgivable loans	11,731	10,571
Total current assets	240,523	249,347
Property and equipment, net	49,294	53,612
Goodwill	89,963	88,936
Intangible assets, net	7,777	4,181
Right-of-use assets	103,284	110,475
Deferred income taxes	9,471	9,319
Forgivable loans, net of current portion	45,095	38,020
Other assets	1,626	1,470
Total assets	$547,033	$555,360
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,082	$23,511
Accrued expenses	102,081	156,314
Deferred revenue and other liabilities	6,851	12,821
Current portion of lease liabilities	15,207	14,337
Current portion of deferred compensation	2,674	6,103
Revolving line of credit	70,000	—
Total current liabilities	221,895	213,086
Non-current liabilities:
Deferred compensation and other non-current liabilities	11,426	10,947
Non-current portion of lease liabilities	114,806	124,464
Deferred income taxes	920	1,029
Total non-current liabilities	127,152	136,440
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,131,349 and 7,362,703 shares issued and outstanding, respectively	—	—
Retained earnings	212,968	215,784
Accumulated other comprehensive loss	(14,982)	(9,950)
Total shareholders’ equity	197,986	205,834
Total liabilities and shareholders’ equity	$547,033	$555,360
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Ended
	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES:
Net income	$23,069	$22,067
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired business:
Depreciation and amortization	6,026	6,516
Right-of-use asset amortization	6,825	6,437
Deferred income taxes	(165)	(1,203)
Share-based compensation expense	2,078	1,822
Bad debt expense (recovery)	(262)	(11)
Unrealized foreign currency remeasurement (gains) losses, net	(309)	(160)
Changes in operating assets and liabilities:
Accounts receivable	(13,435)	(1,373)
Unbilled services	(23,114)	(19,913)
Prepaid expenses and other current assets, and other assets	(1,572)	(4,061)
Forgivable loans	(9,992)	8,133
Incentive cash awards	3,271	3,329
Accounts payable, accrued expenses, and other liabilities	(63,093)	(50,181)
Lease liabilities	(8,139)	(7,625)
Net cash used in operating activities	(78,812)	(36,223)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,067)	(1,170)
Consideration paid for acquisition, net	(10,185)	—
Net cash used in investing activities	(12,252)	(1,170)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	341	2,500
Borrowings under revolving line of credit	70,000	70,000
Repayments under revolving line of credit	—	(25,000)
Tax withholding payments reimbursed by shares	(975)	(588)
Cash paid for contingent consideration	—	(2,357)
Cash dividends paid	(4,636)	(3,970)
Repurchase of common stock	(22,630)	(34,977)
Net cash provided by financing activities	42,100	5,608
Effect of foreign exchange rates on cash and cash equivalents	(1,545)	85
Net decrease in cash and cash equivalents	(50,509)	(31,700)
Cash and cash equivalents at beginning of period	66,130	45,677
Cash and cash equivalents at end of period	$15,621	$13,977

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(184)	$(124)
Right-of-use assets obtained in exchange for lease obligations	$2,020	$1,070
Restricted common stock issued for contingent consideration	$—	$2,250
Supplemental cash flow information:
Cash paid for taxes	$7,532	$10,494
Cash paid for interest	$452	$379
Cash paid for amounts included in operating lease liabilities	$10,584	$10,325
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE ENDED JULY 2, 2022 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 1, 2022	7,362,703	$—	$215,784	$(9,950)	$205,834
Net income	—	—	11,426	—	11,426
Foreign currency translation adjustment	—	—	—	(1,172)	(1,172)
Exercise of stock options	14,552	341	—	—	341
Share-based compensation expense	—	1,037	—	—	1,037
Restricted shares vesting	29,558	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(10,163)	(897)	—	—	(897)
Shares repurchased	(56,665)	(481)	(4,475)	—	(4,956)
Accrued dividends on unvested shares	—	—	(11)	—	(11)
Cash dividends paid ($0.31 per share)	—	—	(2,377)	—	(2,377)
BALANCE AT APRIL 2, 2022	7,339,985	$—	$220,347	$(11,122)	$209,225
Net income	—	—	11,643	—	11,643
Foreign currency translation adjustment	—	—	—	(3,860)	(3,860)
Share-based compensation expense	—	1,041	—	—	1,041
Restricted shares vesting	3,630	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(921)	(78)	—	—	(78)
Shares repurchased	(211,345)	(963)	(16,711)	—	(17,674)
Accrued dividends on unvested shares	—	—	(52)	—	(52)
Cash dividends paid ($0.31 per share)	—	—	(2,259)	—	(2,259)
BALANCE AT JULY 2, 2022	7,131,349	$—	$212,968	$(14,982)	$197,986
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE ENDED JULY 3, 2021 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	10,501	—	10,501
Foreign currency translation adjustment	—	—	—	(111)	(111)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	41,008	1,113	—	—	1,113
Share-based compensation expense	—	842	—	—	842
Restricted shares vesting	29,494	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(9,895)	(588)	—	—	(588)
Shares repurchased	(166,552)	(4,120)	(5,522)	—	(9,642)
Accrued dividends on unvested shares	—	—	5	—	5
Cash dividends paid ($0.26 per share)	—	—	(2,061)	—	(2,061)
BALANCE AT APRIL 3, 2021	7,627,591	$—	$219,922	$(8,594)	$211,328
Net income	—	—	11,566	—	11,566
Foreign currency translation adjustment	—	—	—	(136)	(136)
Exercise of stock options	48,562	1,387	—	—	1,387
Share-based compensation expense	—	980	—	—	980
Restricted shares vesting	1,006	—	—	—	—
Shares repurchased	(337,837)	(382)	(24,953)	—	(25,335)
Accrued dividends on unvested shares	—	—	(50)	—	(50)
Cash dividends paid ($0.26 per share)	—	—	(1,909)	—	(1,909)
BALANCE AT JULY 3, 2021	7,339,322	$1,985	$204,576	$(8,730)	$197,831
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
Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The useful lives of identifiable intangible assets acquired in a business acquisition are

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

estimated based on the expected period that the Company will receive substantially all projected future benefits from the intangible asset. Transaction expenses directly related to acquisitions are expensed as incurred and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.
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
2. Business Acquisition
On February 28, 2022, CRA acquired substantially all business assets and assumed certain liabilities of Welch Consulting, Ltd. (“Welch Consulting”), a Texas limited partnership. Welch Consulting provided economic, business, and strategic consulting services principally involving labor and employment issues. The acquisition expands CRA’s business opportunities, expertise, and market presence with the addition of 45 colleagues and offices in Bryan, Texas; Los Angeles, California; and Washington, D.C. A non-employee expert of CRA served as an agent and attorney-in-fact on behalf of Welch Consulting. The non-employee expert did not and will not receive compensation or a portion of the purchase price as part of the transaction.
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
The current values of assets acquired and liabilities assumed are preliminary and based on the best available information. Certain items, such as the working capital adjustments, intangible assets, and goodwill, may be subject to change as additional information is received. The allocation of the purchase price will be finalized as soon as practicable, but not later than one year from the date of acquisition. The final purchase price allocation may be different from the preliminary estimate reported as CRA receives additional information and completes its analysis of transaction-related activities, the impact of which is not expected to be material to CRA’s results of operations for fiscal 2022. The following table presents the preliminary assets acquired and liabilities assumed as of July 2, 2022 (in thousands):

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
For the acquired assets and assumed liabilities, CRA has paid $10.2 million, net, as of July 2, 2022, the amount of which was based on adjusted estimates of certain net working capital items. Additional adjustments to the purchase consideration may be due to or from Welch Consulting. Per the terms of the Asset Purchase Agreement, $0.5 million was withheld from the closing payment and will be paid to Welch Consulting within one year of the date of acquisition, subject to the satisfaction of certain assurances provided by Welch Consulting. In addition, CRA issued $7.9 million of forgivable loans and agreed to provide other deferred compensation to key employees and a non-employee expert, which will be treated as post-transaction compensation expense as incurred.
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
Transaction related expenses, which are principally legal and accounting service fees, amounted to $0.2 million for the fiscal year-to-date period ended July 2, 2022 and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

costs of services and are based on the direct salary of CRA’s employee consultants on the engagement, plus all direct expenses incurred to complete the project, including any amounts billed to CRA by its non-employee experts.
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Consulting services revenues:
Fixed-price	$27,541	$36,245	$56,314	$69,678
Time-and-materials	121,561	111,992	241,170	225,077
Total	$149,102	$148,237	$297,484	$294,755

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Consulting services revenues:
United States	$120,168	$120,810	$237,087	$238,057
United Kingdom	20,843	19,740	43,253	43,026
Other	8,091	7,687	17,144	13,672
Total	$149,102	$148,237	$297,484	$294,755
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
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Bad debt expense (recovery), net	$(141)	$2	$(262)	$(11)
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Reimbursable expenses	$16,441	$17,176	$32,645	$33,655
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of July 2, 2022 and January 1, 2022.
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

	July 2, 2022	January 1, 2022
Contract liabilities	$2,634	$8,811
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Amounts included in contract liabilities at the beginning of the period	$3,331	$2,220	$7,656	$5,057
Performance obligations satisfied in previous periods	$2,628	$4,471	$2,150	$2,684
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
The following table presents forgivable loan activity for the respective periods (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 2, 2022	January 1, 2022
Beginning balance	$48,591	$61,613
Advances	22,154	14,528
Repayments	(25)	(69)
Reclassifications from accrued expenses or to other assets (1)	(1,411)	(2,229)
Amortization	(12,096)	(25,187)
Effects of foreign currency translation	(387)	(65)
Ending balance	$56,826	$48,591
Current portion of forgivable loans	$11,731	$10,571
Non-current portion of forgivable loans	$45,095	$38,020
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal-year-to-date period ended July 2, 2022 are summarized as follows (in thousands):

Goodwill	$160,829
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 1, 2022	88,936
Additions due to acquisitions	2,409
Foreign currency translation adjustment	(1,382)
Goodwill, net at July 2, 2022	$89,963
Goodwill at July 2, 2022, is comprised of goodwill of $161.9 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal year-to-date period ended July 2, 2022 or during the fiscal year ended January 1, 2022.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		July 2, 2022			January 1, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreements	5	$—	$—	$—	$280	$(275)	$5
Customer relationships	10	12,370	(4,593)	7,777	8,220	(4,044)	4,176
Total		$12,370	$(4,593)	$7,777	$8,500	$(4,319)	$4,181
There were no impairment losses related to intangible assets during the fiscal year-to-date period ended July 2, 2022 or during the fiscal year ended January 1, 2022. As a result of the Welch Consulting acquisition, CRA recognized approximately

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

$4.2 million of intangible assets related to customer relationships in the first quarter of fiscal 2022. Amortization expense related to intangible assets was $0.3 million and $0.6 million for the fiscal quarter and fiscal year-to-date period ended July 2, 2022, respectively, and $0.2 million and $0.5 million for the fiscal quarter and fiscal year-to-date period ended July 3, 2021, respectively.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 2, 2022	January 1, 2022
Compensation and related expenses	$84,193	$143,199
Performance awards	7,433	4,603
Direct project accruals	3,216	2,833
Other	7,239	5,679
Total accrued expenses	$102,081	$156,314
As of July 2, 2022 and January 1, 2022, approximately $61.3 million and $118.9 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
7. Income Taxes
For the fiscal quarters ended July 2, 2022 and July 3, 2021, CRA’s effective income tax rate (“ETR”) was 28.3% and 25.8%, respectively. The ETR for the second quarter of fiscal 2022 was higher than the second quarter of fiscal 2021 primarily due to a decrease in the tax benefit related to share-based compensation, an increase in the valuation allowance, and higher nondeductible compensation paid to executive officers, partially offset by the remeasurement of the U.K.'s long-term deferred tax liabilities in the second quarter of fiscal 2021 stemming from the enactment of U.K.’s statutory rate increase.
For the fiscal year-to-date periods ended July 2, 2022 and July 3, 2021, CRA's ETR was 27.4% and 25.1%, respectively. The ETR for the current fiscal year-to-date period was higher than the prior year-to-date period primarily due to a decrease in the tax benefit related to share-based compensation, an increase in the valuation allowance, and higher nondeductible compensation paid to executive officers, partially offset by the impact of the U.K. statutory rate increase in the second quarter of fiscal 2021.
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
8. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters ended July 2, 2022 and July 3, 2021.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters ended July 2, 2022 and July 3, 2021.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net income — basic	$11,643	$11,566	$23,069	$22,067
Less: net income attributable to participating shares	48	51	95	97
Net income — diluted	$11,595	$11,515	$22,974	$21,970
Denominator:
Weighted average shares outstanding — basic	7,263	7,320	7,311	7,473
Effect of dilutive stock options and restricted stock units	117	219	131	212
Weighted average shares outstanding — diluted	7,380	7,539	7,442	7,685
Net income per share:
Basic	$1.60	$1.57	$3.15	$2.94
Diluted	$1.57	$1.53	$3.09	$2.86
Anti-dilutive share-based awards are excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding. There were no anti-dilutive share-based awards for the fiscal quarters and fiscal year-to-date periods ended July 2, 2022 and July 3, 2021.
9. Fair Value of Financial Instruments
As of July 2, 2022 and January 1, 2022, CRA did not have any financial instruments measured at fair value on a recurring basis.
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates. CRA had no contingent consideration obligation during the fiscal year-to-date period ended July 2, 2022. CRA paid the contingent consideration liability in the second quarter of fiscal 2021. The following table summarizes the changes in the contingent consideration liability for the fiscal year ended January 1, 2022 (in thousands):

Fiscal Year Ended
January 1, 2022
Beginning balance	$14,620
Accretion	380
Payment of contingent consideration	(15,000)
Ending balance	$—
10. Credit Agreement
CRA is party to an amended and restated credit agreement that provides the Company with a $175.0 million revolving credit facility that includes a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022, the maturity

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

date. There was $70.0 million in borrowings outstanding under this revolving credit facility as of July 2, 2022. There were no borrowings outstanding under this facility as of January 1, 2022.
As of July 2, 2022, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is reviewed on a fiscal quarterly basis. As of July 2, 2022, CRA was in compliance with the covenants of its credit agreement.
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
12. Subsequent Events
On August 4, 2022, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.31 per common share, payable on September 9, 2022 to shareholders of record as of August 30, 2022.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of July 2, 2022 remain unchanged from January 1, 2022, except for the accounting policies related to business combinations as described below. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on March 3, 2022 (the "2021 Form 10-K") for details on these critical accounting policies.
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
Recent Accounting Standards
Please refer to the sections captioned “Recent Accounting Standards” included in Note 1, “Summary of Significant Accounting Policies” in Part I, Item I, “Financial Statements” of this Quarterly Report on Form 10-Q (this "report").
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended July 2, 2022, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended July 3, 2021
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	69.1	70.9	69.6	71.4
Selling, general and administrative expenses	18.8	16.2	18.1	16.0
Depreciation and amortization	2.0	2.2	2.0	2.2
Income from operations	10.1	10.8	10.3	10.4
Interest expense, net	(0.3)	(0.3)	(0.2)	(0.2)
Foreign currency gains (losses), net	1.1	—	0.6	(0.2)
Income before provision for income taxes	10.9	10.5	10.7	10.0
Provision for income taxes	3.1	2.7	2.9	2.5
Net income	7.8%	7.8%	7.8%	7.5%

Fiscal Quarter Ended July 2, 2022, Compared to the Fiscal Quarter Ended July 3, 2021
Revenues. Revenues increased by $0.9 million, or 0.6%, to $149.1 million for the second quarter of fiscal 2022 from $148.2 million for the second quarter of fiscal 2021. Utilization increased to 77% for the second quarter of fiscal 2022 from 75% for the second quarter of fiscal 2021, while consultant headcount grew 3.6% from 833 at the end of the second quarter of fiscal 2021 to 863 at the end of the second quarter of fiscal 2022. The primary driver of consultant headcount growth was the addition of 37 consultants resulting from the acquisition of Welch Consulting, Ltd. (“Welch Consulting”) in the first quarter of fiscal 2022.
Overall, revenues outside of the U.S. represented approximately 19% of net revenues for each of the second quarters of fiscal 2022 and fiscal 2021. Revenues derived from fixed-price projects decreased to 18% of net revenues for the second quarter of fiscal 2022 compared with 24% of net revenue for the second quarter of fiscal 2021. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) decreased by $1.9 million, or 1.9%, to $103.1 million for the second quarter of fiscal 2022 from $105.0 million for the second quarter of fiscal 2021. The decrease in costs of services was due to a decrease in employee compensation and fringe benefit costs of $2.3 million primarily as a result of a lower bonus accrual, a decrease in client reimbursable expenses of $0.8 million, partially offset by an increase in forgivable loan amortization of $1.2 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 69.1% for the second quarter of fiscal 2022 from 70.9% for the second quarter of fiscal 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.0 million, or 16.3%, to $28.0 million for the second quarter of fiscal 2022 from $24.0 million for the second quarter of fiscal 2021. Within this category of expenses, there was a $0.4 million increase in commissions to our non-employee experts, a $0.6 million increase in employee compensation and fringe benefit costs, a $1.0 million increase in travel and entertainment, a $0.6 million increase in rent expense, a $0.6 million increase in legal and other professional services fees, and a $0.9 million increase in miscellaneous and other costs. Partially offsetting the increase in these expenses was a $0.1 million decrease in bad debt expense for the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021.
As a percentage of revenues, selling, general and administrative expenses increased to 18.8% for the second quarter of fiscal 2022 from 16.2% for the second quarter of fiscal 2021. Commissions to our non-employee experts increased to 3.5% of revenues for the second quarter of fiscal 2022 compared to 3.2% of revenues for the second quarter of fiscal 2021.
Provision for Income Taxes. The income tax provision was $4.6 million and the effective tax rate ("ETR") was 28.3% for the second quarter of fiscal 2022 compared to $4.0 million and 25.8% for the second quarter of fiscal 2021. The ETR for the current fiscal quarter was higher than the prior year primarily due to a decrease in the tax benefit related to share-based compensation, an increase in the valuation allowance, and higher nondeductible compensation paid to executive officers, partially offset by the remeasurement of the U.K.'s long-term deferred tax liabilities in the second quarter of fiscal 2021 stemming from the enactment of U.K.’s statutory rate increase. The ETR for the second quarter of fiscal 2022 was higher than the combined federal and state statutory tax rate due to nondeductible items including compensation paid to executive officers and entertainment expenses, along with an increase in the valuation allowance, partially offset by the U.S. benefit from foreign-derived intangible income ("FDII"). The ETR for the second quarter of fiscal 2021 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to share-based compensation, partially offset by non-deductible compensation paid to executive officers and the impact of the U.K. statutory tax rate change.
Net Income. Net income remained flat at $11.6 million for the second quarter of fiscal 2022 from the second quarter of fiscal 2021. The net income per diluted share was $1.57 per share for the second quarter of fiscal 2022, compared to $1.53 of net income per diluted share for the second quarter of fiscal 2021. Weighted average diluted shares outstanding decreased by approximately 159,000 shares to approximately 7,380,000 shares for the second quarter of fiscal 2022 from approximately 7,539,000 shares for the second quarter of fiscal 2021. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since July 3, 2021, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since July 3, 2021.
Fiscal Year-to-Date Period Ended July 2, 2022, Compared to the Fiscal Year-to-Date Period Ended July 3, 2021
Revenues. Revenues increased by $2.7 million, or 0.9%, to $297.5 million for the fiscal year-to-date period ended July 2, 2022 from $294.8 million for the fiscal year-to-date period ended July 3, 2021. Utilization decreased to 75% for the fiscal year-to-date period ended July 2, 2022 from 76% for the fiscal year-to-date period ended July 3, 2021, while consultant headcount grew 3.6% from 833 at the end of the second quarter of fiscal 2021 to 863 at the end of the second quarter of fiscal 2022. The primary driver of consultant headcount growth was the addition of 37 consultants resulting from the acquisition of Welch Consulting in the first quarter of fiscal 2022.
Overall, revenues outside of the U.S. represented approximately 20% and 19% of net revenues for the fiscal year-to-date periods ended July 2, 2022 and July 3, 2021, respectively. Revenues derived from fixed-price projects decreased to 19% of net revenues for the fiscal year-to-date period ended July 2, 2022 compared with 24% of net revenue for the year-to-date period ended July 3, 2021. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) decreased by $3.3 million, or 1.6%, to $207.1 million for the fiscal year-to-date period ended July 2, 2022 from $210.4 million for the fiscal year-to-date period ended July 3, 2021. The decrease in costs of services was due to a decrease of $2.8 million in employee compensation and fringe benefit costs primarily as a result of a lower bonus accrual, a decrease in the valuation expense of the contingent consideration of $0.4 million, and a decrease in client reimbursable expenses of $1.1 million, partially offset by an increase in forgivable loan amortization of $1.0 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 69.6% for the fiscal year-to-date period ended July 2, 2022 from 71.4% for the fiscal year-to-date period ended July 3, 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.5 million, or 13.8%, to $53.8 million for the fiscal year-to-date period ended July 2, 2022 from $47.3 million for the fiscal year-to-date period ended July 3, 2021. Within this category of expenses, there was a $1.5 million increase in travel and entertainment, a $1.1 million increase in commissions to our non-employee experts, a $1.3 million increase in employee compensation and fringe benefit costs, a $0.5 million increase in legal and other professional services fees, a $0.8 million increase in rent expense, and a $1.6 million increase in miscellaneous and other costs. Partially offsetting the increase in these expenses was a $0.3 million decrease in bad debt expense for the fiscal year-to-date period ended July 2, 2022 as compared to the fiscal year-to-date period ended July 3, 2021.
As a percentage of revenues, selling, general and administrative expenses increased to 18.1% for the fiscal year-to-date period ended July 2, 2022 from 16.0% for the fiscal year-to-date period ended July 3, 2021. Commissions to our non-employee experts increased to 3.3% of revenues for the fiscal year-to-date period ended July 2, 2022 compared to 2.9% of revenues for the fiscal year-to-date period ended July 3, 2021.
Provision for Income Taxes. The income tax provision was $8.7 million and the ETR was 27.4% for the fiscal year-to-date period ended July 2, 2022, compared to $7.4 million and 25.1% for the fiscal year-to-date period ended July 3, 2021. The ETR for the current fiscal year-to-date period was higher than the prior year-to-date period primarily due to a decrease in the tax benefit related to share-based compensation, an increase in the valuation allowance, and higher nondeductible compensation paid to executive officers, partially offset by the impact of the U.K. statutory rate increase in the second quarter of fiscal 2021.

The ETR for the current fiscal year-to-date period was approximately the same as the combined federal and state statutory tax rate and included offsetting items primarily related to the tax benefit for share-based compensation and nondeductible compensation paid to executive officers. The ETR for the fiscal year-to-date period ended July 3, 2021 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to share-based compensation, partially offset by non-deductible compensation paid to executive officers and the impact of the U.K. statutory tax rate change.
Net Income. Net income increased by $1.0 million to $23.1 million for the fiscal year-to-date period ended July 2, 2022 from $22.1 million for the fiscal year-to-date period ended July 3, 2021. The diluted net income per share was $3.09 for the fiscal year-to-date period ended July 2, 2022, compared to diluted net income per share of $2.86 for the fiscal year-to-date period ended July 3, 2021. Weighted average diluted shares outstanding decreased by approximately 243,000 to approximately 7,442,000 shares for the fiscal year-to-date period ended July 2, 2022 from approximately 7,685,000 shares for the fiscal year-to-date period ended July 3, 2021. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since July 3, 2021, offset in part by the vesting of restricted stock and time-vesting restricted stock units, and the exercise of stock options since July 3, 2021.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended July 2, 2022
We believe that our current cash and cash equivalents, cash generated from operations, and amounts available under our revolving credit facility through maturity will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal year-to-date period ended July 2, 2022, cash and cash equivalents decreased by $50.5 million. We completed the period with cash and cash equivalents of $15.6 million. The principal drivers of the reduction of cash and cash equivalents were payment of a significant portion of our fiscal 2021 performance bonuses in the first and second quarters of fiscal 2022, the consideration paid for the acquisition of Welch Consulting, the repurchase of shares, and the payment of dividends, offset by net borrowings of $70.0 million.
During the fiscal year-to-date period ended July 2, 2022, working capital (defined as current assets less current liabilities) decreased by $17.6 million to $18.6 million. The decrease in working capital was principally due to a decrease in cash and cash equivalents of $50.5 million and an increase in borrowings of $70.0 million. Partially offsetting these decreases to working capital was an increase in accounts receivable and unbilled services of $37.7 million, a decrease in accrued expenses of $54.2 million, a decrease in deferred revenue and other liabilities of $6.0 million, and a decrease in the current portion of deferred compensation of $3.4 million.
At July 2, 2022, $5.0 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility through maturity to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended July 2, 2022, net cash used in operating activities was $78.8 million. Net income was $23.1 million for the fiscal year-to-date period ended July 2, 2022. Uses of cash for operating activities included a $8.1 million decrease in lease liabilities, a net increase of $36.5 million in accounts receivable and unbilled receivables, and a $1.6 million increase in prepaid expenses and other current assets primarily related to the timing of renewing annual subscriptions. Other uses of cash included a decrease in accounts payable, accrued expenses, and other liabilities of $63.1 million, primarily due to the payment of a significant portion of our fiscal 2021 performance bonuses and performance awards, and an increase in forgivable loans for the period of $10.0 million, which was primarily driven by $22.1 million of forgivable loan issuances offset by $12.1 million of forgivable loan amortization.
Cash used in operations included incentive cash award expense of $3.3 million, non-cash depreciation and amortization expense of $6.0 million, right-of-use amortization of $6.8 million, share-based compensation expenses of $2.1 million, and other non-cash gains and benefits of $0.8 million.
During the fiscal year-to-date period ended July 2, 2022, net cash used in investing activities was $12.3 million, which included $10.2 million of net consideration paid for the acquisition of Welch Consulting and $2.1 million for capital expenditures, primarily related to purchases of office equipment.
During the fiscal year-to-date period ended July 2, 2022, net cash provided by financing activities was $42.1 million, primarily as a result of borrowings under the revolving credit facility of $70.0 million and $0.3 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash provided by financing activities were $22.6 million of repurchases of common stock, payment of $4.6 million of cash for dividends and dividend equivalents, and tax withholding payments reimbursed by restricted shares on vesting of $1.0 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. We do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. At July 2, 2022, the remainder of our asset retirement obligations and redecoration obligations are approximately $2.7 million and are expected to be paid between fiscal 2026 and fiscal 2031 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
Indebtedness
We are party to a $175.0 million revolving credit facility that includes a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility for working capital and for other general corporate purposes. Generally, we may repay borrowings under the revolving credit facility at any time, but we must repay all borrowings no later than October 24, 2022, the maturity date. There was $70.0 million in borrowings outstanding under the revolving credit facility as of July 2, 2022.
The amount available under this revolving credit facility was reduced by $4.4 million of letters of credit outstanding as of July 2, 2022. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the Base Rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the Adjusted Eurocurrency Rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $35.6 million in net assets as of July 2, 2022.
Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an Adjusted Consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to Adjusted Consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At July 2, 2022 and currently, we are in compliance with all such tests under the credit agreement.
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
Compensation Arrangements
We have entered into compensation arrangements for the payment of performance awards to certain of our employees and non-employee experts that are payable if specific performance targets are met. The financial targets may include a measure of revenue generation, profitability, or both. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance during the applicable measurement periods. Changes in the estimated awards are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any cash obligations related to the performance awards. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings available on our revolving credit facility.
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
In December 2016, our compensation committee modified the long-term incentive program, or "LTIP," to allow grants of service- and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings available on our revolving credit facility.
Business and Talent Acquisitions
As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups, or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings available under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our credit agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving credit facility, and the overall credit and equity market environments. We completed a business acquisition during the first quarter of fiscal 2022, which is further described in Note 2, "Business Acquisition” in Part I, Item I, “Financial Statements” of this report.
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
During the fiscal quarter and fiscal year-to-date period ended July 2, 2022, we repurchased and retired 211,345 shares and 268,010 shares, respectively, under our share repurchase program at an average price per share of $83.63 and $84.44, respectively. During the fiscal quarter ended July 3, 2021, we did not repurchase any shares under this share repurchase program; however, we did purchase 337,837 shares at a purchase price of $74.00 under a modified "Dutch auction" self-tender offer, as further described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K. For the fiscal year-to-date period ended July 3, 2021, we repurchased and retired 166,552 shares under our share repurchase program at an average price per share of $57.93. As of July 2, 2022, we had approximately $27.9 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and available funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or available borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended July 2, 2022, we paid dividends and dividend equivalents of $2.3 million and $4.6 million, respectively. During the fiscal quarter and fiscal year-to-date period ended July 3, 2021, we paid dividends and dividend equivalents of $1.9 million and $4.0 million, respectively.

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
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2021 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2022.
Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2022. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. There have been no material changes to these risk factors during the quarter ended July 2, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.

(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended July 2, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2022.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 3, 2022 to April 30, 2022	921	$85.07	—	$45,528,383
May 1, 2022 to May 28, 2022	107,814	$81.87	107,814	$36,701,523
May 29, 2022 to July 2, 2022	103,531	$85.46	103,531	$27,854,153
_______________________________
(1)During the four weeks ended April 30, 2022, we accepted 921 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $85.07.
(2)On February 7, 2022 our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended May 28, 2022, we repurchased and retired 107,814 shares under this program at an average price per share of $81.87. During the five weeks ended July 2, 2022, we repurchased and retired 103,531 shares under this program at an average price per share of $85.46. Approximately $27.9 million was available for future repurchases under this program as of July 2, 2022. We expect to continue to repurchase shares under this program.
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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and fiscal year-to-date periods ended July 2, 2022 and July 3, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and fiscal year-to-date periods ended July 2, 2022 and July 3, 2021, (iii) Condensed Consolidated Balance Sheets (unaudited) at July 2, 2022 and January 1, 2022, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended July 2, 2022 and July 3, 2021, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal year-to-date periods ended July 2, 2022 and July 3, 2021, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: August 4, 2022	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: August 4, 2022	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer