Form 10-Q
period 2022-10-01
CRA INTERNATIONAL, INC.
filed 2022-11-03
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Common Stock, no par value per share	7,134,885 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended October 1, 2022 and October 2, 2021	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended October 1, 2022 and October 2, 2021	4
	Condensed Consolidated Balance Sheets (unaudited)—October 1, 2022 and January 1, 2022	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended October 1, 2022 and October 2, 2021	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended October 1, 2022 and October 2, 2021	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	27
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 4.	Mine Safety Disclosures	28
ITEM 5.	Other Information	28
ITEM 6.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues	$148,441	$136,412	$445,925	$431,167
Costs of services (exclusive of depreciation and amortization)	102,267	95,980	309,403	306,396
Selling, general and administrative expenses	28,246	24,490	82,026	71,740
Depreciation and amortization	3,034	3,141	9,060	9,657
Income from operations	14,894	12,801	45,436	43,374
Interest expense, net	(667)	(183)	(1,343)	(791)
Foreign currency gains (losses), net	1,667	235	3,566	(253)
Income before provision for income taxes	15,894	12,853	47,659	42,330
Provision for income taxes	4,017	1,908	12,713	9,318
Net income	$11,877	$10,945	$34,946	$33,012
Net income per share:
Basic	$1.66	$1.48	$4.81	$4.42
Diluted	$1.63	$1.44	$4.72	$4.31
Weighted average number of shares outstanding:
Basic	7,119	7,375	7,247	7,440
Diluted	7,246	7,560	7,376	7,643
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$11,877	$10,945	$34,946	$33,012
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(3,806)	(1,028)	(8,838)	(1,275)
Comprehensive income	$8,071	$9,917	$26,108	$31,737
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	October 1, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$24,093	$66,130
Accounts receivable, net of allowances of $2,903 and $3,256, respectively	133,895	116,962
Unbilled services, net of allowances of $1,171 and $1,364, respectively	74,955	45,095
Prepaid expenses and other current assets	13,993	10,589
Forgivable loans	10,453	10,571
Total current assets	257,389	249,347
Property and equipment, net	46,967	53,612
Goodwill	89,036	88,936
Intangible assets, net	7,468	4,181
Right-of-use assets	98,425	110,475
Deferred income taxes	9,449	9,319
Forgivable loans, net of current portion	43,290	38,020
Other assets	2,255	1,470
Total assets	$554,279	$555,360
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,387	$23,511
Accrued expenses	132,641	156,314
Deferred revenue and other liabilities	7,327	12,821
Current portion of lease liabilities	15,478	14,337
Current portion of deferred compensation	4,204	6,103
Revolving line of credit	45,000	—
Total current liabilities	231,037	213,086
Non-current liabilities:
Deferred compensation and other non-current liabilities	12,783	10,947
Non-current portion of lease liabilities	108,936	124,464
Deferred income taxes	848	1,029
Total non-current liabilities	122,567	136,440
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,108,853 and 7,362,703 shares issued and outstanding, respectively	1,029	—
Retained earnings	218,434	215,784
Accumulated other comprehensive loss	(18,788)	(9,950)
Total shareholders’ equity	200,675	205,834
Total liabilities and shareholders’ equity	$554,279	$555,360
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	October 1, 2022	October 2, 2021
OPERATING ACTIVITIES:
Net income	$34,946	$33,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effect of acquired business:
Depreciation and amortization	9,060	9,657
Right-of-use asset amortization	10,260	9,711
Deferred income taxes	(157)	(1,357)
Share-based compensation expense	3,567	2,830
Bad debt expense (recovery)	(345)	44
Unrealized foreign currency remeasurement (gains) losses, net	(662)	(220)
Changes in operating assets and liabilities:
Accounts receivable	(17,989)	3,172
Unbilled services	(30,864)	(25,213)
Prepaid expenses and other current assets, and other assets	(1,883)	(2,850)
Forgivable loans	(7,361)	9,304
Incentive cash awards	4,863	5,030
Accounts payable, accrued expenses, and other liabilities	(26,336)	(17,668)
Lease liabilities	(12,114)	(11,549)
Net cash provided by (used in) operating activities	(35,015)	13,903
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,999)	(1,730)
Consideration paid for acquisition, net	(10,185)	—
Net cash used in investing activities	(13,184)	(1,730)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	760	5,005
Borrowings under revolving line of credit	124,000	72,000
Repayments under revolving line of credit	(79,000)	(66,000)
Payments for debt issuance costs	(1,008)	—
Tax withholding payments reimbursed by shares	(1,002)	(588)
Cash paid for contingent consideration	—	(2,357)
Cash dividends paid	(6,860)	(5,903)
Repurchase of common stock	(27,630)	(39,977)
Net cash provided by (used in) financing activities	9,260	(37,820)
Effect of foreign exchange rates on cash and cash equivalents	(3,098)	(365)
Net decrease in cash and cash equivalents	(42,037)	(26,012)
Cash and cash equivalents at beginning of period	66,130	45,677
Cash and cash equivalents at end of period	$24,093	$19,665

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(201)	$(7)
Right-of-use assets obtained in exchange for lease obligations	$2,146	$1,751
Restricted common stock issued for contingent consideration	$—	$2,250
Supplemental cash flow information:
Cash paid for taxes	$11,407	$12,484
Cash paid for interest	$1,026	$528
Cash paid for amounts included in operating lease liabilities	$15,864	$15,556
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED OCTOBER 1, 2022 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 1, 2022	7,362,703	$—	$215,784	$(9,950)	$205,834
Net income	—	—	11,426	—	11,426
Foreign currency translation adjustment	—	—	—	(1,172)	(1,172)
Exercise of stock options	14,552	341	—	—	341
Share-based compensation expense	—	1,037	—	—	1,037
Restricted shares vesting	29,558	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(10,163)	(897)	—	—	(897)
Shares repurchased	(56,665)	(481)	(4,475)	—	(4,956)
Accrued dividends on unvested shares	—	—	(11)	—	(11)
Cash dividends paid ($0.31 per share)	—	—	(2,377)	—	(2,377)
BALANCE AT APRIL 2, 2022	7,339,985	$—	$220,347	$(11,122)	$209,225
Net income	—	—	11,643	—	11,643
Foreign currency translation adjustment	—	—	—	(3,860)	(3,860)
Share-based compensation expense	—	1,041	—	—	1,041
Restricted shares vesting	3,630	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(921)	(78)	—	—	(78)
Shares repurchased	(211,345)	(963)	(16,711)	—	(17,674)
Accrued dividends on unvested shares	—	—	(52)	—	(52)
Cash dividends paid ($0.31 per share)	—	—	(2,259)	—	(2,259)
BALANCE AT JULY 2, 2022	7,131,349	$—	$212,968	$(14,982)	$197,986
Net income	—	—	11,877	—	11,877
Foreign currency translation adjustment	—	—	—	(3,806)	(3,806)
Exercise of stock options	19,476	419	—	—	419
Share-based compensation expense	—	1,489	—	—	1,489
Restricted shares vesting	9,843	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(291)	(27)	—	—	(27)
Shares repurchased	(51,524)	(852)	(4,148)	—	(5,000)
Accrued dividends on unvested shares	—	—	(39)	—	(39)
Cash dividends paid ($0.31 per share)	—	—	(2,224)	—	(2,224)
BALANCE AT OCTOBER 1, 2022	7,108,853	$1,029	$218,434	$(18,788)	$200,675
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED OCTOBER 2, 2021 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	10,501	—	10,501
Foreign currency translation adjustment	—	—	—	(111)	(111)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	41,008	1,113	—	—	1,113
Share-based compensation expense	—	842	—	—	842
Restricted shares vesting	29,494	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(9,895)	(588)	—	—	(588)
Shares repurchased	(166,552)	(4,120)	(5,522)	—	(9,642)
Accrued dividends on unvested shares	—	—	5	—	5
Cash dividends paid ($0.26 per share)	—	—	(2,061)	—	(2,061)
BALANCE AT APRIL 3, 2021	7,627,591	$—	$219,922	$(8,594)	$211,328
Net income	—	—	11,566	—	11,566
Foreign currency translation adjustment	—	—	—	(136)	(136)
Exercise of stock options	48,562	1,387	—	—	1,387
Share-based compensation expense	—	980	—	—	980
Restricted shares vesting	1,006	—	—	—	—
Shares repurchased	(337,837)	(382)	(24,953)	—	(25,335)
Accrued dividends on unvested shares	—	—	(50)	—	(50)
Cash dividends paid ($0.26 per share)	—	—	(1,909)	—	(1,909)
BALANCE AT JULY 3, 2021	7,339,322	$1,985	$204,576	$(8,730)	$197,831
Net income	—	—	10,945	—	10,945
Foreign currency translation adjustment	—	—	—	(1,028)	(1,028)
Exercise of stock options	98,310	2,505	—	—	2,505
Share-based compensation expense	—	1,008	—	—	1,008
Restricted shares vesting	11,676	—	—	—	—
Shares repurchased	(53,012)	(4,822)	(178)	—	(5,000)
Accrued dividends on unvested shares	—	—	(43)	—	(43)
Cash dividends paid ( $0.26 per share)	—	—	(1,933)	—	(1,933)
BALANCE AT OCTOBER 2, 2021	7,396,296	$676	$213,367	$(9,758)	$204,285
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
The current values of assets acquired and liabilities assumed are preliminary and based on the best available information. Certain items, such as the working capital adjustments, intangible assets, and goodwill, may be subject to change as additional information is received. The allocation of the purchase price will be finalized as soon as practicable, but not later than one year from the date of acquisition. The final purchase price allocation may be different from the preliminary estimate reported as CRA receives additional information and completes its analysis of transaction-related activities, the impact of which is not expected to be material to CRA’s results of operations for fiscal 2022. The following table presents the preliminary assets acquired and liabilities assumed as of October 1, 2022 (in thousands):

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
For the acquired assets and assumed liabilities, CRA has paid $10.2 million, net, as of October 1, 2022, the amount of which was based on adjusted estimates of certain net working capital items. Additional adjustments to the purchase consideration may be due to or from Welch Consulting. Per the terms of the Asset Purchase Agreement, $0.5 million was withheld from the closing payment and will be paid to Welch Consulting within one year of the date of acquisition, subject to the satisfaction of certain assurances provided by Welch Consulting. In addition, CRA issued $7.9 million of forgivable loans and agreed to provide other deferred compensation to key employees and a non-employee expert, which is treated as post-transaction compensation expense as incurred.
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
Transaction related expenses, which are principally legal and accounting service fees, amounted to $0.2 million for the fiscal year-to-date period ended October 1, 2022 and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Consulting services revenues:
Fixed-price	$24,201	$31,741	$80,515	$101,419
Time-and-materials	124,240	104,671	365,410	329,748
Total	$148,441	$136,412	$445,925	$431,167

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Consulting services revenues:
United States	$121,496	$109,387	$358,583	$347,444
United Kingdom	20,069	20,177	63,322	63,203
Other	6,876	6,848	24,020	20,520
Total	$148,441	$136,412	$445,925	$431,167
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
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Bad debt expense (recovery), net	$(83)	$55	$(345)	$44
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Reimbursable expenses	$15,009	$15,727	$47,654	$49,382
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of October 1, 2022 and January 1, 2022.
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

	October 1, 2022	January 1, 2022
Contract liabilities	$2,684	$8,811
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Amounts included in contract liabilities at the beginning of the period	$1,831	$1,603	$8,101	$5,051
Performance obligations satisfied in previous periods	$3,495	$3,925	$2,193	$2,805
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
The following table presents forgivable loan activity for the respective periods (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	October 1, 2022	January 1, 2022
Beginning balance	$48,591	$61,613
Advances	25,467	14,528
Repayments	(25)	(69)
Reclassifications from accrued expenses or to other assets (1)	(1,411)	(2,229)
Amortization	(18,145)	(25,187)
Effects of foreign currency translation	(734)	(65)
Ending balance	$53,743	$48,591
Current portion of forgivable loans	$10,453	$10,571
Non-current portion of forgivable loans	$43,290	$38,020
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended October 1, 2022 are summarized as follows (in thousands):

Goodwill	$160,829
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 1, 2022	88,936
Additions due to acquisitions	2,409
Foreign currency translation adjustment	(2,309)
Goodwill, net at October 1, 2022	$89,036
Goodwill at October 1, 2022, is comprised of goodwill of $160.9 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal year-to-date period ended October 1, 2022 or during the fiscal year ended January 1, 2022.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		October 1, 2022			January 1, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreements	5	$—	$—	$—	$280	$(275)	$5
Customer relationships	10	12,370	(4,902)	7,468	8,220	(4,044)	4,176
Total		$12,370	$(4,902)	$7,468	$8,500	$(4,319)	$4,181
There were no impairment losses related to intangible assets during the fiscal year-to-date period ended October 1, 2022 or during the fiscal year ended January 1, 2022. As a result of the Welch Consulting acquisition, CRA recognized

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

approximately $4.2 million of intangible assets related to customer relationships in the first quarter of fiscal 2022. Amortization expense related to intangible assets was $0.3 million and $0.9 million for the fiscal quarter and fiscal year-to-date period ended October 1, 2022, respectively, and $0.2 million and $0.7 million for the fiscal quarter and fiscal year-to-date period ended October 2, 2021, respectively.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	October 1, 2022	January 1, 2022
Compensation and related expenses	$114,422	$143,199
Performance awards	8,819	4,603
Direct project accruals	2,723	2,833
Other	6,677	5,679
Total accrued expenses	$132,641	$156,314
As of October 1, 2022 and January 1, 2022, approximately $89.1 million and $118.9 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
7. Income Taxes
For the fiscal quarters ended October 1, 2022 and October 2, 2021, CRA’s effective income tax rate (“ETR”) was 25.3% and 14.8%, respectively. The ETR for the third quarter of fiscal 2022 was higher than the third quarter of fiscal 2021 primarily due to a decrease in the tax benefit related to share-based compensation and foreign-derived intangible income, and higher nondeductible compensation paid to executive officers.
For the fiscal year-to-date periods ended October 1, 2022 and October 2, 2021, CRA's ETR was 26.7% and 22.0%, respectively. The ETR for the current fiscal year-to-date period was higher than the prior year-to-date period primarily due to a decrease in the tax benefit related to share-based compensation and foreign-derived intangible income, and higher nondeductible compensation paid to executive officers, partially offset by the impact of the U.K. statutory rate increase in the second quarter of fiscal 2021 that did not recur in the current period.
In fiscal 2020, as a result of both a qualitative and quantitative analysis, certain amounts of previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the condensed consolidated statements of comprehensive income. During the current fiscal year-to-date period, deferred taxes of $0.2 million have been recorded as a consequence of foreign exchange translation. Deferred income taxes or foreign withholding taxes, estimated to be $0.4 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income,” and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to its business.
8. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters ended October 1, 2022 and October 2, 2021.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters ended October 1, 2022 and October 2, 2021.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net income — basic	$11,877	$10,945	$34,946	$33,012
Less: net income attributable to participating shares	42	43	130	128
Net income — diluted	$11,835	$10,902	$34,816	$32,884
Denominator:
Weighted average shares outstanding — basic	7,119	7,375	7,247	7,440
Effect of dilutive stock options and restricted stock units	127	185	129	203
Weighted average shares outstanding — diluted	7,246	7,560	7,376	7,643
Net income per share:
Basic	$1.66	$1.48	$4.81	$4.42
Diluted	$1.63	$1.44	$4.72	$4.31
For the fiscal quarter and fiscal year-to-date period ended October 1, 2022, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 997 and 249 shares, respectively. There were no anti-dilutive share-based awards for the fiscal quarter and fiscal year-to-date period ended October 2, 2021.
9. Fair Value of Financial Instruments
As of October 1, 2022 and January 1, 2022, CRA did not have any financial instruments measured at fair value on a recurring basis.
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates. CRA had no contingent consideration obligation during the fiscal year-to-date period ended October 1, 2022. CRA paid the contingent consideration liability in the first quarter of fiscal 2021. The following table summarizes the changes in the contingent consideration liability for the fiscal year ended January 1, 2022 (in thousands):

Fiscal Year Ended
January 1, 2022
Beginning balance	$14,620
Accretion	380
Payment of contingent consideration	(15,000)
Ending balance	$—

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Credit Agreement
CRA was a party to an amended and restated credit agreement (the "Initial Credit Agreement") that provided CRA with a $175.0 million revolving credit facility that included a $15.0 million sublimit for the issuance of letters of credit. The Initial Credit Agreement was scheduled to mature on October 24, 2022; CRA was permitted to repay any borrowings at any time prior to the maturity date. CRA was required to comply with various financial and non-financial covenants under the Initial Credit Agreement.
On August 19, 2022, CRA refinanced its revolving credit facility under the Initial Credit Agreement by entering into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides CRA with a $250.0 million revolving credit facility, which may be decreased at CRA's option to $200.0 million during the period from July 16th in a year through January 15th in the next year. Additionally, for the period from January 16th to July 15th of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
Concurrent with CRA's entry into the Credit Agreement, the Company terminated the Initial Credit Agreement and repaid in full all outstanding indebtedness under the Initial Credit Agreement of approximately $50.0 million. Also, letters of credit in the aggregate amount of approximately $4.4 million that had been issued under the Initial Credit Agreement were deemed to be issued and outstanding under the new revolving credit facility. In connection with the Credit Agreement, the Company incurred debt issuance costs from the lenders and third-parties of $1.0 million.
CRA may use the proceeds of the revolving credit loans under the Credit Agreement for general corporate purposes and may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than August 19, 2027. Borrowings under the revolving credit facility bear interest at a rate per annum equal to one of the following rates, at CRA's election, plus an applicable margin as described below: (i) in the case of borrowings in U.S. dollars by the Company, the Base Rate (as defined in the Credit Agreement), (ii) in the case of borrowings in U.S. dollars, a rate based on Term SOFR (as defined in the Credit Agreement) for the applicable interest period, (iii) in the case of borrowings in Euros, EURIBOR (as defined in the Credit Agreement) for the applicable interest period, (iv) in the case of borrowings in Pounds Sterling, a daily rate based on SONIA (as defined in the Credit Agreement), (v) in the case of borrowings in Canadian Dollars, CDOR (as defined in the Credit Agreement) for the applicable interest period, (vi) in the case of borrowings in Swiss Francs, a daily rate based on SARON (as defined in the Credit Agreement), or (vii) in the case of borrowings in any other Alternate Currency (as defined in the Credit Agreement), the relevant daily or term rate determined as provided in the Credit Agreement. The applicable margin on borrowings based on the Base Rate varies within a range of 0.25% to 1.00% depending on CRA's consolidated net leverage ratio, and the applicable margin on borrowings based on any of the other rates described above varies within a range of 1.25% to 2.00% depending on CRA's consolidated net leverage ratio.
CRA is required to pay a fee on the amount available to be drawn under any letter of credit issued under the revolving credit facility at a rate per annum that varies between 1.25% and 2.00% depending on CRA's consolidated net leverage ratio. In addition, CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.175% and 0.250% depending on CRA's consolidated net leverage ratio.
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of October 1, 2022, CRA was in compliance with the covenants of the Credit Agreement.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

There was $45.0 million in borrowings outstanding under the revolving credit facility as of October 1, 2022 and no borrowings outstanding as of January 1, 2022. As of October 1, 2022, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million.
11. Commitments and Contingencies
As described in the previous note, CRA is party to standby letters of credit with its lenders in support of minimum future lease payments under certain operating leases for office space.
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
12. Subsequent Events
On November 3, 2022, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.36 per common share, payable on December 9, 2022 to shareholders of record as of November 29, 2022.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of October 1, 2022 remain unchanged from January 1, 2022, except for the accounting policies related to business combinations as described below. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on March 3, 2022 (the "2021 Form 10-K") for details on these critical accounting policies.
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
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended October 1, 2022, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended October 2, 2021
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	68.9	70.4	69.4	71.1
Selling, general and administrative expenses	19.0	18.0	18.4	16.6
Depreciation and amortization	2.0	2.3	2.0	2.2
Income from operations	10.0	9.4	10.2	10.1
Interest expense, net	(0.4)	(0.1)	(0.3)	(0.2)
Foreign currency gains (losses), net	1.1	0.2	0.8	(0.1)
Income before provision for income taxes	10.7	9.4	10.7	9.8
Provision for income taxes	2.7	1.4	2.9	2.2
Net income	8.0%	8.0%	7.8%	7.7%

Fiscal Quarter Ended October 1, 2022, Compared to the Fiscal Quarter Ended October 2, 2021
Revenues. Revenues increased by $12.0 million, or 8.8%, to $148.4 million for the third quarter of fiscal 2022 from $136.4 million for the third quarter of fiscal 2021. Utilization increased to 74% for the third quarter of fiscal 2022 from 73% for the third quarter of fiscal 2021, while consultant headcount grew 3.3% from 882 at the end of the third quarter of fiscal 2021 to 911 at the end of the third quarter of fiscal 2022. The primary driver of consultant headcount growth was the addition of 37 consultants resulting from the acquisition of Welch Consulting, Ltd. (“Welch Consulting”) in the first quarter of fiscal 2022.
Overall, revenues outside of the U.S. represented approximately 18% and 20% of net revenues for the third quarters of fiscal 2022 and fiscal 2021, respectively. Revenues derived from fixed-price projects decreased to 16% of net revenues for the third quarter of fiscal 2022 compared with 23% of net revenue for the third quarter of fiscal 2021. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $6.3 million, or 6.6%, to $102.3 million for the third quarter of fiscal 2022 from $96.0 million for the third quarter of fiscal 2021. The increase in costs of services was due to an increase in employee compensation and fringe benefit costs of $6.6 million primarily as a result of a higher headcount and an increase in forgivable loan amortization of $0.4 million, partially offset by a decrease in client reimbursable expenses of $0.7 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 68.9% for the third quarter of fiscal 2022 from 70.4% for the third quarter of fiscal 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.7 million, or 15.3%, to $28.2 million for the third quarter of fiscal 2022 from $24.5 million for the third quarter of fiscal 2021. Within this category of expenses, there was a $1.2 million increase in travel and entertainment, a $1.0 million increase in employee compensation and fringe benefit costs, a $0.7 million increase in miscellaneous and other costs, a $0.6 million increase in software subscription and data services, and a $0.4 million increase in commissions to our non-employee experts. Partially offsetting the increase in these expenses was a $0.2 million decrease in bad debt expense for the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021.
As a percentage of revenues, selling, general and administrative expenses increased to 19.0% for the third quarter of fiscal 2022 from 18.0% for the third quarter of fiscal 2021. Commissions to our non-employee experts remained flat at 3.2% of revenues for the third quarter of fiscal 2022 and the third quarter of fiscal 2021.
Provision for Income Taxes. The income tax provision was $4.0 million and the effective tax rate ("ETR") was 25.3% for the third quarter of fiscal 2022 compared to $1.9 million and 14.8% for the third quarter of fiscal 2021. The ETR for the current fiscal quarter was higher than the prior year primarily due to a decrease in the tax benefit related to share-based compensation and foreign-derived intangible income, and higher nondeductible compensation paid to executive officers. The ETR for the third quarter of both fiscal 2022 and fiscal 2021 were lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to share-based compensation, partially offset by non-deductible compensation paid to executive officers.
Net Income. Net income increased to $11.9 million for the third quarter of fiscal 2022 from $10.9 million for the third quarter of fiscal 2021. The net income per diluted share was $1.63 per share for the third quarter of fiscal 2022, compared to $1.44 of net income per diluted share for the third quarter of fiscal 2021. Weighted average diluted shares outstanding decreased by approximately 314,000 shares to approximately 7,246,000 shares for the third quarter of fiscal 2022 from approximately 7,560,000 shares for the third quarter of fiscal 2021. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since October 2, 2021, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since October 2, 2021.
Fiscal Year-to-Date Period Ended October 1, 2022, Compared to the Fiscal Year-to-Date Period Ended October 2, 2021
Revenues. Revenues increased by $14.7 million, or 3.4%, to $445.9 million for the fiscal year-to-date period ended October 1, 2022 from $431.2 million for the fiscal year-to-date period ended October 2, 2021. Utilization was 75% for the fiscal year-to-date periods ended October 1, 2022 and October 2, 2021, while consultant headcount grew 3.3% from 882 at the end of the third quarter of fiscal 2021 to 911 at the end of the third quarter of fiscal 2022. The primary driver of consultant headcount growth was the addition of 37 consultants resulting from the acquisition of Welch Consulting in the first quarter of fiscal 2022.
Overall, revenues outside of the U.S. represented approximately 20% and 19% of net revenues for the fiscal year-to-date periods ended October 1, 2022 and October 2, 2021, respectively. Revenues derived from fixed-price projects decreased to 18% of net revenues for the fiscal year-to-date period ended October 1, 2022 compared with 24% of net revenue for the year-to-date period ended October 2, 2021. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $3.0 million, or 1.0%, to $309.4 million for the fiscal year-to-date period ended October 1, 2022 from $306.4 million for the fiscal year-to-date period ended October 2, 2021. The increase in costs of services was due to an increase of $3.8 million in employee compensation and fringe benefit costs primarily as a result of a higher headcount and an increase in forgivable loan amortization of $1.3 million, partially offset by a decrease in client reimbursable expenses of $1.7 million and a decrease in the valuation expense of the contingent consideration of $0.4 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 69.4% for the fiscal year-to-date period ended October 1, 2022 from 71.1% for the fiscal year-to-date period ended October 2, 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.3 million, or 14.3%, to $82.0 million for the fiscal year-to-date period ended October 1, 2022 from $71.7 million for the fiscal year-to-date period ended October 2, 2021. Within this category of expenses, there was a $2.7 million increase in travel and entertainment, a $2.2 million increase in employee compensation and fringe benefit costs, a $1.6 million increase in commissions to our non-employee experts, a $1.2 million increase in software subscription and data services, a $1.1 million increase in miscellaneous and other costs, a $0.9 million increase in legal and other professional services fees, and a $0.9 million increase in rent expense. Partially offsetting the increase in these expenses was a $0.3 million decrease in bad debt expense for the fiscal year-to-date period ended October 1, 2022 as compared to the fiscal year-to-date period ended October 2, 2021.
As a percentage of revenues, selling, general and administrative expenses increased to 18.4% for the fiscal year-to-date period ended October 1, 2022 from 16.6% for the fiscal year-to-date period ended October 2, 2021. Commissions to our non-employee experts increased to 3.3% of revenues for the fiscal year-to-date period ended October 1, 2022 compared to 3.0% of revenues for the fiscal year-to-date period ended October 2, 2021.
Provision for Income Taxes. The income tax provision was $12.7 million and the ETR was 26.7% for the fiscal year-to-date period ended October 1, 2022, compared to $9.3 million and 22.0% for the fiscal year-to-date period ended October 2, 2021. The ETR for the current fiscal year-to-date period was higher than the prior year-to-date period primarily due to a decrease in the tax benefit related to share-based compensation and foreign-derived intangible income, and higher nondeductible compensation paid to executive officers, partially offset by the impact of the U.K. statutory rate increase in the second quarter of fiscal 2021 that did not recur in the current period. The ETR for the current fiscal year-to-date period was approximately the same as the combined federal and state statutory tax rate and included offsetting items primarily related to the tax benefit for share-based compensation and nondeductible compensation paid to executive officers. The ETR for the fiscal year-to-date period ended October 2, 2021 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to share-based compensation, partially offset by non-deductible compensation paid to executive officers and the impact of the U.K. statutory tax rate change.
Net Income. Net income increased by $1.9 million to $34.9 million for the fiscal year-to-date period ended October 1, 2022 from $33.0 million for the fiscal year-to-date period ended October 2, 2021. The diluted net income per share was $4.72 for the fiscal year-to-date period ended October 1, 2022, compared to diluted net income per share of $4.31 for the fiscal year-to-date period ended October 2, 2021. Weighted average diluted shares outstanding decreased by approximately 267,000 to approximately 7,376,000 shares for the fiscal year-to-date period ended October 1, 2022 from approximately 7,643,000 shares for the fiscal year-to-date period ended October 2, 2021. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since October 2, 2021, offset in part by the vesting of restricted stock and time-vesting restricted stock units, and the exercise of stock options since October 2, 2021.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended October 1, 2022
We believe that our current cash and cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal year-to-date period ended October 1, 2022, cash and cash equivalents decreased by $42.0 million. We completed the period with cash and cash equivalents of $24.1 million. The principal drivers of the reduction of cash and cash equivalents were payment of a significant portion of our fiscal 2021 performance bonuses in the first and second quarters of fiscal 2022, the consideration paid for the acquisition of Welch Consulting, the repurchase of shares, and the payment of dividends, offset by net borrowings of $45.0 million.
During the fiscal year-to-date period ended October 1, 2022, working capital (defined as current assets less current liabilities) decreased by $9.9 million to $26.4 million. The decrease in working capital was principally due to a decrease in cash and cash equivalents of $42.0 million and an increase in borrowings of $45.0 million. Partially offsetting these decreases to working capital was an increase in accounts receivable and unbilled services of $46.8 million, an increase in prepaid expenses and other current assets of $3.4 million, a decrease in accrued expenses of $23.7 million, and a decrease in deferred revenue and other liabilities of $5.5 million.
At October 1, 2022, $9.7 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended October 1, 2022, net cash used in operating activities was $35.0 million. Net income was $34.9 million for the fiscal year-to-date period ended October 1, 2022. Uses of cash for operating activities included a $12.1 million decrease in lease liabilities, a net increase of $48.9 million in accounts receivable and unbilled receivables, and a $1.9 million increase in prepaid expenses and other current assets primarily related to the timing of renewing annual subscriptions. Other uses of cash included a decrease in accounts payable, accrued expenses, and other liabilities of $26.3 million, primarily due to the payment of a significant portion of our fiscal 2021 performance bonuses and performance awards, and an increase in forgivable loans for the period of $7.4 million, which was primarily driven by $25.5 million of forgivable loan issuances, net of repayments, offset by $18.1 million of forgivable loan amortization.
Cash used in operations included incentive cash award expense of $4.9 million, non-cash depreciation and amortization expense of $9.1 million, right-of-use amortization of $10.3 million, share-based compensation expenses of $3.6 million, and other non-cash gains and benefits of $1.2 million.
During the fiscal year-to-date period ended October 1, 2022, net cash used in investing activities was $13.2 million, which included $10.2 million of net consideration paid for the acquisition of Welch Consulting and $3.0 million for capital expenditures, primarily related to purchases of office equipment.
During the fiscal year-to-date period ended October 1, 2022, net cash provided by financing activities was $9.3 million, primarily as a result of net borrowings under the revolving credit facility of $45.0 million and $0.8 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash provided by financing activities were repurchases of common stock of $27.6 million, payment of cash dividends of $6.9 million, payment of $1.0 million for debt issuance costs, and tax withholding payments reimbursed by restricted shares on vesting of $1.0 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. We do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. At October 1, 2022, the remainder of our asset retirement obligations and redecoration obligations are approximately $2.5 million and are expected to be paid between fiscal 2026 and fiscal 2031 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
Indebtedness
We were a party to an amended and restated credit agreement (the "Initial Credit Agreement") that provided us with a $175.0 million revolving credit facility that included a $15.0 million sublimit for the issuance of letters of credit. The Initial Credit Agreement was scheduled to mature on October 24, 2022; we were permitted to repay any borrowings at any time prior to the maturity date.
On August 19, 2022, we refinanced our revolving credit facility under the Initial Credit Agreement by entering into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides us a $250.0 million revolving credit facility, which may be decreased at our option to $200.0 million during the period from July 16th in a year through January 15th in the next year. Additionally, for the period from January 16th to July 15th of each calendar year, we may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
Concurrent with our entry into the Credit Agreement, we terminated the Initial Credit Agreement and repaid in full all outstanding indebtedness under the Initial Credit Agreement of approximately $50.0 million. Also, letters of credit in the aggregate amount of approximately $4.4 million that had been issued under the Initial Credit Agreement were deemed to be issued and outstanding under the new revolving credit facility. In connection with the Credit Agreement, we incurred debt issuance costs from the lenders and third-parties of $1.0 million.
We may use the proceeds of the revolving credit loans under the Credit Agreement for general corporate purposes and may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than August 19, 2027. Borrowings under the revolving credit facility bear interest at a rate per annum equal to one of the following rates, at our election, plus an applicable margin as described below: (i) in the case of borrowings in U.S. dollars by us, the Base Rate (as defined in the Credit Agreement), (ii) in the case of borrowings in U.S. dollars, a rate based on Term SOFR (as defined in the Credit Agreement) for the applicable interest period, (iii) in the case of borrowings in Euros, EURIBOR (as defined in the Credit Agreement) for the applicable interest period, (iv) in the case of borrowings in Pounds Sterling, a daily rate based on SONIA (as defined in the Credit Agreement), (v) in the case of borrowings in Canadian Dollars, CDOR (as defined in the Credit Agreement) for the applicable interest period, (vi) in the case of borrowings in Swiss Francs, a daily rate based on SARON (as defined in the Credit Agreement), or (vii) in the case of borrowings in any other Alternate Currency (as defined in the Credit Agreement), the relevant daily or term rate determined as provided in the Credit Agreement. The applicable margin on borrowings based on the Base Rate varies within a range of 0.25% to 1.00% depending on our consolidated net leverage ratio, and the applicable margin on borrowings based on any of the other rates described above varies within a range of 1.25% to 2.00% depending on our consolidated net leverage ratio.
We are required to pay a fee on the amount available to be drawn under any letter of credit issued under the revolving credit facility at a rate per annum that varies between 1.25% and 2.00% depending on our consolidated net leverage ratio. In addition, we are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.175% and 0.250% depending on our consolidated net leverage ratio.
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of October 1, 2022, we were in compliance with the covenants of the Credit Agreement.
There was $45.0 million in borrowings outstanding under the revolving credit facility as of October 1, 2022. As of October 1, 2022, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million.
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
During the fiscal quarter and fiscal year-to-date period ended October 1, 2022, we repurchased and retired 51,524 shares and 319,534 shares, respectively, under our share repurchase program at an average price per share of $97.04 and $86.47, respectively. During the fiscal quarter and fiscal year-to-date period ended October 2, 2021, we repurchased and retired 53,012 shares and 219,564 shares, respectively, under our share repurchase program at an average price per share of $94.32 and $66.72, respectively. In addition, during the second quarter of fiscal 2021, we repurchased 337,837 shares at a purchase price of $74.00 under a modified "Dutch auction" self-tender offer, as further described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.
As of October 1, 2022, we had approximately $22.9 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and available funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or available borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended October 1, 2022, we paid dividends and dividend equivalents of $2.2 million and $6.9 million, respectively. During the fiscal quarter and fiscal year-to-date period ended October 2, 2021, we paid dividends and dividend equivalents of $1.9 million and $5.9 million, respectively.
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
The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs and regular dividends can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings from our revolving credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2022.
Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2022. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. There have been no material changes to these risk factors during the quarter ended October 1, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended October 1, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2022.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 3, 2022 to July 30, 2022	291	$94.31	—	$27,854,153
July 31, 2022 to August 27, 2022	51,524	$97.04	51,524	$22,854,204
August 28, 2022 to October 1, 2022	—	$—	—	$22,854,204
_______________________________
(1)During the four weeks ended July 30, 2022, we accepted 291 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $94.31.
(2)On February 7, 2022 our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended August 27, 2022, we repurchased and retired 51,524 shares under this program at an average price per share of $97.04.

Approximately $22.9 million was available for future repurchases under this program as of October 1, 2022. We expect to continue to repurchase shares under this program.
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
10.1
Credit Agreement, dated as of August 19, 2022, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2022).

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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and fiscal year-to-date periods ended October 1, 2022 and October 2, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and fiscal year-to-date periods ended October 1, 2022 and October 2, 2021, (iii) Condensed Consolidated Balance Sheets (unaudited) at October 1, 2022 and January 1, 2022, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended October 1, 2022 and October 2, 2021, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal year-to-date periods ended October 1, 2022 and October 2, 2021, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: November 3, 2022	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer