Form 10-K
period 2022-12-31
CRA INTERNATIONAL, INC.
filed 2023-03-02
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the stock held by non-affiliates of the registrant as of July 1, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $89.15 as quoted on the NASDAQ Global Select Market as of such date, was approximately $607.5 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.
As of February 24, 2023, CRA had outstanding 7,182,857 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2022 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of December 31, 2022, we employed 939 consultants, which consisted of 149 officers, 496 other senior staff and 294 junior staff. Approximately 77% of our senior staff have advanced degrees, with 43% of the advanced degrees being doctorate degrees. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.
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

Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as the University of Chicago, the University of California at Berkeley, Yale University, Georgetown University, Boston University, Harvard University, Texas

A&M University, Brigham Young University, University of Texas-Austin, the University of Wisconsin-Madison and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.
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
Industry Expertise
We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

•Communications & Media
•Consumer Products, Health, & Wellness
•Energy
•Entertainment & Leisure
•Financial Services
•Healthcare
•Life Sciences
•Manufacturing & Industrials
•Natural Resources
•Retail & Distribution
•Technology
•Transportation
Clients
We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2022, fiscal 2021, or fiscal 2020.
We derived approximately 19% of consolidated revenues from fixed-price contracts in fiscal 2022, and approximately 24% of consolidated revenues from fixed-price contracts in each of fiscal 2021, and fiscal 2020. These contracts are more common in our management consulting practices, and would likely grow in number with expansion of those practices.
Human Capital
As of December 31, 2022, we employed 939 consultants, consisting of 149 officers, 496 other senior staff and 294 junior staff. Approximately 77% of our senior staff have advanced degrees, with 43% of the advanced degrees being doctorate degrees, in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.
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
Additional hiring and business acquisitions could disrupt our operations, increase our costs, or adversely affect our results
Our business strategy is dependent, in part, upon our ability to grow by hiring consultant employees or groups of consultant employees, and we regularly evaluate opportunities to acquire other businesses. We may not, however, be able to identify, hire, acquire, or successfully integrate new employees and acquired businesses without substantial expense, delay, or other operational or financial obstacles. From time to time, we will evaluate the total mix of our services and we may conclude that acquired businesses may not achieve the results we previously expected. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any hiring or acquisition, including those we have completed. New acquisitions could also negatively impact existing practices. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:
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
Risks Related to Our Operations
Changes in global economic, business, health and political conditions could have a material adverse impact on our revenues, results of operations, and financial condition
Overall global economic, business, health and political conditions, as well as conditions specific to the industries we or our clients serve, can affect our clients' businesses and financial condition, their demand or ability to pay for our services, and the market for our services. These conditions, all of which are outside of our control, include but are not limited to merger and acquisition activity levels, the availability, cost and terms of credit, the state of the United States and global financial markets, including the impact of rising inflation rates, the levels of litigation and regulatory and administrative investigations and proceedings, global health crises and pandemics, political developments, including the June 2016 referendum where voters in the United Kingdom ("U.K.") approved an exit from the European Union ("E.U."), commonly referred to as "Brexit," geopolitical unrest or other conflicts in foreign nations, natural disasters and the potential impact such developments, uncertainties or further unrest could have on our clients, on the markets in which we operate and on general economic and business conditions. In addition, many of our clients are in highly regulated industries, and regulatory and legislative changes affecting these industries could impact the market for our service offerings, render our current service offerings obsolete, or increase the competition among providers of these services. Although we are not able to predict the positive or negative effects that general changes in global economic, business and political conditions will have on our individual practice areas or our business as a whole, any specific changes in these conditions could have a material adverse impact on our revenues, results of operations and financial condition.
Brexit created political, economic, and regulatory uncertainty in the U.K., where our European operations are headquartered. The impact of Brexit, including the U.K.’s relationship with the E.U. and other countries, including the U.S., remains unclear. The U.K. formally left the E.U. on January 31, 2020. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. This uncertainty may result in new regulatory, tax, operations, and cost challenges to our U.K., European and global operations. Currency fluctuations caused by or relating to Brexit could adversely affect our financial position. Such uncertainties may significantly impact our business, as customers of our U.K.-based operations evaluate their business needs in consideration of changing economic conditions or increased international regulatory complexities. There can be no assurance that any or all of these events, or others that we cannot anticipate at this time, will not have a material adverse effect on our business, financial condition and results of operations.
Our business and operations may in the future be, adversely affected by epidemics or pandemics such as the COVID-19 pandemic outbreak

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. For example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In response, many governments have implemented, and continue to implement, "shelter-in-place" restrictions, travel restrictions, and other measures to reduce the spread of COVID-19. Many businesses, including those of our clients, have responded with their own work-from-home policies and procedures. Although our offices remain open and capable of hosting our colleagues, we have invited them to work wherever they feel most comfortable.

A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that our employees, our non‑employee experts, governmental agencies, courts, clients, and parties otherwise engaged in the delivery of our services may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities.

The COVID-19 pandemic continues to cause disruption to the global economy, including in the regions in which we and our clients do business. We continue to monitor the pandemic, and while periodic local increases and decreases in COVID-19 cases are likely, generally the restrictions due to and in response to the pandemic continue to be relaxed in most locations. However, the COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, an adverse effect on the economy and may have an adverse impact on our business. This includes, for example, the delay or disruption of the timing of projects due to the length and severity of any restrictions or limitations implemented in the future and the risk that COVID-19 poses our employees, our non-employee experts, governmental agencies, courts, clients, and parties otherwise engaged in the delivery of our services which may prevent them from conducting business activities in the ordinary course for an indefinite period. Extended shutdowns or other restrictions could also adversely limit our business operations or increase costs.

Although economic conditions have generally improved since the height of the COVID-19 pandemic, the strength of the economic recovery is uncertain and may vary across industries, clients and from country to country. The ultimate extent and robustness of any economic recovery from the impact of the pandemic imposes a significant degree of uncertainty and complexity, and may adversely affect our operations and client demand for our services. Adverse or weakening economic conditions either as a direct or indirect result of the COVID-19 pandemic, may also result in deterioration in the collection of customer accounts receivable, as well as a reduction in sales.
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

The interpretation and application of U.S. tax legislations or other changes in U.S. taxation of our operations could harm our business, revenue, cash flows and financial results
Tax reform remains a legislative priority for the U.S. government and certain legislations have already been enacted. Further regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration’s “Build Back Better Act” which is proposing a new corporate alternative minimum tax and increased taxation of international business operations. While there is current uncertainty regarding what changes will eventually be enacted, such new laws may affect our operating results and financial conditions.
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
•fluctuations in interest rates;
•inflation, an economic slowdown, stagflation and/or recessions;
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
Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations
We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to accurately estimate third-party vendor expenses and the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations. Revenue generated from fixed-price contracts was approximately 19% of our total revenues for the year ended December 31, 2022.
There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts
Our Board of Directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2022. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.
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
•adverse social, political and economic conditions, such as inflation, rising interest rates and risk of global or regional recession;
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
•political developments, geopolitical unrest or other conflicts or natural disasters in foreign nations; and
•civil disturbances or other catastrophic events that reduce business activity.
If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.
Fluctuations in currency exchange rates could adversely affect our operations
We conduct our business in the Americas, Europe, and Australia, and the global scope of our business exposes us to risk of fluctuations in foreign currency markets. Specifically, our results of operations are subject to fluctuations primarily in the British Pound and Euro against the U.S. Dollar as well as the Euro against the British Pound. The fluctuation in foreign currency markets can both increase and decrease our overall revenue and expenses for any fiscal period, and therefore has a resulting negative impact on our reported results of operations and on our ability to predict our future results and earnings accurately. Additionally, global economic events, including Brexit, have caused and may continue to cause significant volatility in currency exchange rate fluctuations. The impact of Brexit on currency exchange rates and the significance of the resulting fluctuations in the exchange rate of the British Pound may not be fully realized for several years or more. Revenue generated from our U.K.-based operations was approximately 15% (which includes currency exchange effects) of our total revenues for the year ended December 31, 2022. We currently do not hedge our exposure to current foreign currency exchange risks by engaging in foreign exchange hedging transactions, though we may do so in the future.
Risks Related to Our Indebtedness
Our debt obligations may adversely impact our financial performance
We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We currently have a revolving credit facility with our bank for up to $250.0 million, which may be decreased at CRA's option to $200.0 million during the period from July 16th in a year through January 15th in the next year. Additionally, for the period from January 16th to July 15th of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The amounts available under this revolving credit facility are constrained by various financial covenants and reduced by certain letters of credit outstanding. At February 24, 2023, we had no borrowings outstanding under the credit agreement and approximately $195.6 million available for future borrowings, after consideration of outstanding letters of credit. Our loan agreement with the bank will mature on August 19, 2027. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will also depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing or any future revolving credit facility, and the overall credit and equity market environments.
Item 1B—Unresolved Staff Comments
Not applicable.
Item 2—Properties
In the aggregate, as of December 31, 2022, we leased approximately 396,000 square feet of office space in locations around the world, including Boston, San Francisco, Oakland, New York, Chicago, London, and Washington, D.C.
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
Shareholders. We had approximately 68 holders of record of our common stock as of February 24, 2023. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.
Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended December 31, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2022.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2, 2022 to October 29, 2022	—	$—	—	$22,854,204
October 30, 2022 to November 26, 2022	—	$—	—	$22,854,204
November 27, 2022 to December 31, 2022	9,682	$118.02	—	$22,854,204
_________________________
(1)During the five weeks ended December 31, 2022, we accepted 9,682 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $118.02.
(2)On March 2, 2023, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $22.9 million and $42.9 million was available for future repurchases under this program as of December 31, 2022 and March 2, 2023, respectively. We expect to continue to repurchase shares under this program.
Shareholder Return Performance Graph and Dividend Information. (1)    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies consisting of Exponent Inc., FTI Consulting Inc. and Huron Consulting Group Inc.
The graph tracks the cumulative shareholder return calculated on a dividend-reinvested basis of a $100 investment in our common stock, in a customized peer group, and in a market index over a 5-year period. The graph assumes the $100 was invested on the last calendar day of 2017 in stock or index, where the index is calculated on a month-end basis. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2022.

Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., the NASDAQ Composite Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/30/17
12/29/18
12/28/19
1/2/21
1/1/22
12/31/22
CRA International, Inc
NASDAQ Composite
Peer Group

	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022
CRA International, Inc.	$100.00	$92.27	$123.04	$119.53	$221.92	$295.00
NASDAQ Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Peer Group	$100.00	$141.08	$215.03	$236.71	$300.86	$296.37
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
Item 6—[Reserved]
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of the Form 10-K does not address certain items regarding the year ended January 2, 2021. Discussion and analysis of year-to-year comparisons between fiscal 2021 and fiscal 2020 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended January 1, 2022.
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
While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during fiscal 2022, the COVID-19 pandemic may continue to pose risks to our business. The public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to the demand for our services and impact our ability to conduct business activities in the ordinary course for an indefinite period. We have implemented enhanced safety procedures and enhanced cleaning protocols at our facilities to protect the health of our colleagues. Although our offices remain open and capable of hosting our colleagues, we have invited them to work wherever they feel most comfortable. Due to the above circumstances and as described generally in this Form 10-K, our results of operations for fiscal 2022 are not necessarily indicative of the results to be expected for future fiscal years. See Item 1A in this annual report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.
Utilization and Seasonality
We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 75%, 74%, and 69% for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
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
International Operations
Revenues outside of the U.S. accounted for approximately 20% of our total revenues in each of fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Revenue by country is detailed in Note 3 to our Notes to Consolidated Financial Statements.
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
We usually issue invoices to our customers on a monthly basis, and payment is usually due upon receipt of the invoice unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less.
Deferred Compensation.    We account for performance-based and service-based cash awards using an accrual method where changes in estimates are accounted for prospectively over the remaining service period. To the extent the terms of an award attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits is accrued over the employee's or non-employee's requisite service period in a systematic and rational manner.
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
Results of Operations
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	69.4	70.7	72.9
Selling, general and administrative expenses	18.6	17.2	17.7
Depreciation and amortization	2.0	2.3	2.5
Income from operations	9.9	9.8	6.8
Interest expense, net	(0.3)	(0.2)	(0.2)
Foreign currency gains (losses), net (1)	0.3	(0.1)	—
Income before provision for income taxes	10.0	9.6	6.6
Provision for income taxes	2.6	2.2	1.8
Net income	7.4%	7.4%	4.8%
_______________________________
(1)Percentage calculates to less than 0.1% for fiscal 2020.
Fiscal 2022 Compared to Fiscal 2021
Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2022 and fiscal 2021 were both 52-week years.
Revenues.    Revenues increased by $25.0 million, or 4.4%, to $590.9 million for fiscal 2022 from $565.9 million for fiscal 2021. Utilization increased to 75% for fiscal 2022 from 74% for fiscal 2021, while consultant headcount increased by 78 consultants during fiscal 2022. Billable hours increased by 4.3% for fiscal 2022 when compared to fiscal 2021.
Overall, revenues outside of the U.S. represented approximately 20% of net revenues in each of fiscal 2022 and fiscal 2021. Revenues derived from fixed-price engagements decreased to 19% of net revenues for fiscal 2022 from 24% for fiscal 2021. Revenues derived from time-and-materials engagements increased to 81% of net revenues for fiscal 2022 from 76% for fiscal 2021. The percentages of revenue derived from fixed-price engagements depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service engagements.
Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $10.0 million, or 2.5%, to $410.1 million for fiscal 2022 from $400.1 million for fiscal 2021. The increase in costs of services was due primarily to an increase of $8.5 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in forgivable loan amortization of $2.1 million in fiscal 2022 compared to fiscal 2021. These increases were partially offset by a decrease of $1.2 million of client reimbursable expenses and a decrease of $0.4 million in accretion related to contingent consideration in fiscal 2022 compared to fiscal 2021. As a percentage of net revenue, costs of services decreased to 69.4% for fiscal 2022 as compared to 70.7% for fiscal 2021.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $12.7 million, or 13.1%, to $110.1 million for fiscal 2022 from $97.4 million for fiscal 2021. This increase was due primarily to a $2.0 million increase to employee and incentive compensation, a $3.5 million increase in travel and entertainment expenses, a $1.5 million increase in software subscription and data services, a $1.1 million increase in training and marketing expenses, a $1.0 million increase in rent expense, a $1.6 million increase in legal and professional services, and a $0.8 million increase in other operating expenses. These increases were partially offset by a $0.3 million decrease in bad debt expense. Commissions to our non-employee experts experienced an increase of $1.5 million.
As a percentage of revenues, selling, general and administrative expenses increased to 18.6% for fiscal 2022 from 17.2% for fiscal 2021. Commissions to non-employee experts increased to 3.1% of revenue in fiscal 2022 compared to 3.0% of revenues in fiscal 2021.
Provision for Income Taxes.    For fiscal 2022, our income tax provision was $15.2 million and the effective tax rate ("ETR") was 25.8%, as compared to a provision of $12.6 million and an effective tax rate of 23.2% for fiscal 2021. The effective tax rate for fiscal 2022 was higher than the prior year primarily due to a decrease in the tax benefit related to share-based compensation. The ETR for both fiscal 2022 and 2021 were lower than our combined federal and state statutory rate primarily due to the tax benefit related to shared-based compensation, partially offset by non-deductible compensation paid to executive officers.
Net Income.    Net income increased by $1.9 million to $43.6 million for fiscal 2022 from $41.7 million for fiscal 2021. The diluted net income per share was $5.91 per share for fiscal 2022, compared to diluted net income per share of $5.45 per share for fiscal 2021. Diluted weighted average shares outstanding decreased by approximately 266,000 shares to approximately 7,355,000 shares for fiscal 2022 from approximately 7,621,000 shares for fiscal 2021. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase of shares of our common stock since January 1, 2022, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options.
Liquidity and Capital Resources
We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of December 31, 2022, we have $31.4 million of cash and cash equivalents and $195.6 million of borrowing capacity under our revolving credit facility.
General.    In fiscal 2022, our cash and cash equivalents decreased by $34.7 million, completing the year with cash and cash equivalents of $31.4 million. The principal drivers of the reduction of cash were the repurchase and retirement of shares of our common stock throughout the year under our share repurchase program, consideration paid for business acquisitions, payments of dividends, and payments made in respect of forgivable loans.
During fiscal 2022, working capital (defined as current assets less current liabilities) decreased by $4.5 million to end fiscal 2022 at $31.7 million. The decrease in working capital was principally due to a decrease in cash and cash equivalents of $34.7 million, a decrease in the current portion of forgivable loans of $0.9 million, an increase in accounts payable of $4.1 million, and an increase of $1.6 million in the current portion of lease liabilities. Partially offsetting these decreases to working capital were an increase in accounts receivable and unbilled services of $32.9 million, an increase of $2.2 million in prepaid expenses and other current assets, a decrease in accrued expenses of $0.5 million, a decrease in deferred revenue and other liabilities of $0.8 million and a decrease in the current portion of deferred compensation of $0.4 million, which was primarily related to the payment of contingent consideration.
At December 31, 2022, $12.9 million of our cash and cash equivalents were held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility, to fund U.S. operations over the next 12 months without the need to repatriate funds from our foreign subsidiaries.
As of December 31, 2022, our cash accounts were concentrated at two financial institutions, which potentially exposes us to credit risks. The financial institutions have short-term credit ratings of A-1 and A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. We continually monitor the credit ratings of these institutions.
Sources and Uses of Cash.  During fiscal 2022, net cash provided by operating activities was $25.0 million. Net income was $43.6 million for fiscal 2022. Sources of cash for operating activities included a $2.2 million increase in accounts payable, accrued expenses, and other liabilities. Offsetting these sources of cash for operating activities included a $30.3 million increase in accounts receivable and unbilled receivables, a $16.5 million decrease in lease liabilities, a $0.5 million increase in prepaid expenses and other current assets, a $10.6 million increase in forgivable loans, (comprised of $35.0 million of forgivable loan issuances, net of repayments, offset by $24.4 million of forgivable loan amortization) and $0.5 million related foreign currency translation.
Cash provided by operating activities included non-cash depreciation and amortization expense of $12.0 million, share-based compensation expenses of $4.8 million, incentive cash awards of $6.6 million, right-of-use asset amortization of $13.7 million.
During fiscal 2022, net cash used in investing activities was $18.2 million, which included $14.4 million of net consideration paid for the acquisition of Welch Consulting, Ltd. (“Welch Consulting”) and bioStrategies Group, Inc. (“bSG”), and $3.8 million for capital expenditures.

We used $38.9 million of net cash in financing activities during fiscal 2022, primarily as a result of $27.6 million of repurchases of our common stock, payment of $9.6 million of cash dividends and dividend equivalents, and tax withholding payments reimbursed by restricted shares of $2.1 million. Offsetting these uses in cash for financing activities was $1.4 million received upon the issuance of shares of common stock related to the exercise of stock options.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment, which have remaining lease terms between one and approximately nine years, many of which include one or more options to extend the term for periods of up to five years for each option. The maturities of lease liabilities, as of December 31, 2022, related to office space and equipment are discussed in Note 5 in our Notes to Consolidated Financial Statements. We have no additional operating leases we have committed to that have not yet commenced.
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. We do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. The remainder of our asset retirement obligations and redecoration obligations are approximately $2.6 million and are expected to be settled between fiscal 2026 and fiscal 2031 when the underlying leases terminate. We expect to satisfy these lease and related obligations, as they become due, from cash generated from operations.
Indebtedness
We were a party to an amended and restated credit agreement (the "Initial Credit Agreement") that provided us with a $175.0 million revolving credit facility and included a $15.0 million sublimit for the issuance of letters of credit.
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
Concurrent with our entry into the Credit Agreement, we terminated the Initial Credit Agreement and repaid in full all outstanding indebtedness under the Initial Credit Agreement of approximately $50.0 million. Also, letters of credit in the aggregate amount of approximately $4.4 million that had been issued under the Initial Credit Agreement were deemed to be issued and outstanding under the revolving credit facility under the Credit Agreement. In connection with the Credit Agreement, we incurred debt issuance costs from the lenders and third-parties of $1.0 million.
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

Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of December 31, 2022, we were in compliance with the covenants of the Credit Agreement.
There were no borrowings outstanding under the revolving credit facility as of December 31, 2022. As of December 31, 2022, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million.
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
In December 2016, our compensation committee modified the long-term incentive program, or "LTIP," to allow grants of service- and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP. Under our cash incentive plan, we expect to pay LTIP cash awards of approximately $6.3 million over the next twelve months and $16.3 million between fiscal 2024 and fiscal 2027. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.
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

Share Repurchases
In March 2023 and February 2022, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $20.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Refer to the section titled "Self-Tender Offer" below for discussion of shares repurchased during the second quarter of fiscal 2021 under our modified "Dutch auction" self-tender offer.
During fiscal 2022, fiscal 2021, and fiscal 2020, we repurchased and retired 319,534 shares, 270,908 shares, and 283,842 shares, respectively, under our share repurchase program at an average price per share of $86.47, $72.53, and $47.14, respectively. We had approximately $22.9 million and $42.9 million available for future repurchases under our share repurchase program as of December 31, 2022 and February 24, 2023, respectively. We plan to finance future repurchases with available cash, cash from future operations and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
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
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, we paid dividends of $9.6 million, $8.3 million, and $7.5 million, respectively.
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
Item 7A—Quantitative and Qualitative Disclosure About Market Risk
Foreign Exchange Risk
The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries, intercompany loans with our foreign subsidiaries, and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements between functional currency exchange rates and those in which we transact business. Holding all other variables constant, a hypothetical 10% movement in foreign exchange rates on December 31, 2022 would have affected our income before provision for income taxes for fiscal 2022 by approximately $4.3 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.
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

Translation of Financial Results
Our foreign subsidiaries operate in currencies other than the U.S. Dollar. The functional currencies of our foreign subsidiaries are generally denominated in the local currency. Increases or decreases in the value of the U.S. Dollar against these currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound and Euro. For our foreign subsidiaries whose functional currencies are denominated in currencies other than the U.S. Dollar, the unrealized changes in the net investments were losses of $5.0 million, losses of $1.5 million, and gains of $3.3 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. These translation gains and losses are reflected in shareholders' equity as a component of accumulated other comprehensive income (loss).
Interest Rate Risk
Our primary exposure to interest rate risk is associated with our revolving credit facility, which has variable interest rates for our borrowings based on our consolidated net leverage ratio and certain contractual rates, at our election, permitted under the terms of the credit agreement. We had no outstanding borrowings under our revolving credit facility as of December 31, 2022. A hypothetical change in the interest rate of 10% would not have a material impact to our net income.
From time to time, we may maintain an investment portfolio, often consisting mainly of money market mutual funds that may be withdrawn upon request. These money market mutual funds are subject to interest rate risk. However, a hypothetical change in the interest rates of 10% would not have a material impact to the fair values of these securities at December 31, 2022.
Item 8—Financial Statements and Supplementary Data
We have included our consolidated financial statements in this annual report on pages FS-4 to FS-31, which includes the report of Grant Thornton LLP (PCAOB ID: 248). We have provided an index to our consolidated financial statements on page FS-1.
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A—Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934 ("the Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
(b)Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 31, 2022.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

(c)Evaluation of Changes in Internal Control over Financial Reporting
Our evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B—Other Information
None.
Item 9C—Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 2, 2023 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Boston, Massachusetts
March 2, 2023

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2023 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2022. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2023 annual meeting of our shareholders, which we will refer to herein as our "2023 annual proxy statement."
Item 10—Directors, Executive Officers and Corporate Governance
We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee") and "Delinquent Section 16(a) Reports" in our 2023 annual proxy statement.
Item 11—Executive Compensation
We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2023 annual proxy statement.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2023 annual proxy statement.
Item 13—Certain Relationships and Related Transactions and Director Independence
We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2023 annual proxy statement.
Item 14—Principal Accountant Fees and Services
We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2023 annual proxy statement.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6,2005.		10-K	February 27, 2020	3.1
3.2	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Description of Capital Stock		10-K	February 27, 2020	4.2
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended.		DEF 14A	April 27, 2018	Annex A
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 12, 2018	10.7
10.8*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.4
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.14
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15
10.20*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.18
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.23*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.24*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.22
10.25*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.26*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.27*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.28*	Summary of Director Compensation.		10-K	February 27, 2020	10.28
10.29	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.30	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.31	Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.1
10.32	Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.2
10.33	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.34	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.35	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.36	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.37	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3
10.38	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.39	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.40	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.41	Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.42	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.43	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.44	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.45	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-Q	May 8, 2018	10.2

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.46	Deed of Variation of a Lease of Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.46
10.47	Deed of Variation of a Lease of Part Third Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.47
10.48	Licence to Carry Out Works relating to Part Third Floor and Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.48
10.49	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.50	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1
10.51	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		10-Q	May 8, 2018	10.1
10.52	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.53	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.54	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.55	Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent, a Lender and an Issuing Bank, Bank of America, N.A., as a Lender and an Issuing Bank, and Santander Bank, N.A., as a Lender		8-K	October 26, 2017	10.1
10.56	Amended and Restated Securities Pledge Agreement, dated as of October 24, 2017, by and between CRA International, Inc., as Pledgor, and Citizens Bank, N.A., as Administrative Agent		8-K	October 26, 2017	10.2
10.57	Transaction Agreement dated November 20, 2017 by and among IMSWorld Publications Ltd., IMS Health Technology Solutions Norway AS, IMS Health GmbH & Co. OHG, IQVIA Inc., CRA International, Inc., CRA International (UK) Limited and the Former Employees		8-K	November 27, 2017	10.2
10.58	Office Lease dated June 18, 2019 between 601 City Center LLC and CRA International, LLC		8-K	June 24, 2019	10.1
10.59	Third Amendment to Lease dated September 9, 2019 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		10-Q	October 31, 2019	10.1
10.60*	Offer Letter between CRA International, Inc. and Daniel Mahoney effective March 17, 2020.		8-K	March 20, 2020	10.1
10.61*	Severance Agreement between CRA International, Inc. and Paul A. Maleh dated March 17, 2020.		8-K	March 20, 2020	10.2
10.62*	Severance Agreement between CRA International, Inc. and Chad M. Holmes dated March 17, 2020.		8-K	March 20, 2020	10.3
10.63*	Severance Agreement between CRA International, Inc. and Jonathan Yellin dated March 17, 2020.		8-K	March 20, 2020	10.4
10.64*	Severance Agreement between CRA International, Inc. and Daniel Mahoney dated March 17, 2020.		8-K	March 20, 2020	10.5

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.65	Incremental Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2021, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent and a 2021 Incremental Revolving Lender, and Bank of America, N.A., as a 2021 Incremental Revolving Lender		8-K	January 14, 2021	10.1
10.66	Third Amendment to Lease dated August 11, 2021 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-Q	November 4, 2021	10.1
10.67	Suspension of Rights Agreement dated November 19, 2021, by and among Citizens Bank, N.A., CRA International, Inc., CRA International (UK) Limited, CRA International Limited and CRA International (Netherlands) B.V.		10-K	March 3, 2022	10.67
10.68	Credit Agreement, dated as of August 19, 2022, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2022).		8-K	August 23, 2022	10.1
21.1	Subsidiaries.	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification of principal executive officer.	X
32.2	Section 1350 certification of principal financial officer.	X
101
The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, (iii) Consolidated Balance Sheets at December 31, 2022 and January 1, 2022, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021 and (vi) Notes to Consolidated Financial Statements.
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
Date: March 2, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)	March 2, 2023
Paul A. Maleh

/s/ DANIEL K. MAHONEY	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial officer and principal accounting officer)	March 2, 2023
Daniel K. Mahoney

/s/ RICHARD D. BOOTH	Director	March 2, 2023
Richard D. Booth

/s/ THOMAS A. AVERY	Director	March 2, 2023
Thomas A. Avery

/s/ WILLIAM F. CONCANNON	Director	March 2, 2023
William F. Concannon

/s/ ALVA H. TAYLOR	Director	March 2, 2023
Alva H. Taylor

/s/ ROBERT W. HOLTHAUSEN	Director	March 2, 2023
Robert W. Holthausen

/s/ CHRISTINE R. DETRICK	Director	March 2, 2023
Christine R. Detrick

/s/ HEATHER E. TOOKES	Director	March 2, 2023
Heather E. Tookes

CRA INTERNATIONAL, INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2023 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
Boston, Massachusetts
March 2, 2023

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
	(in thousands, except per share data)
Revenues	$590,901	$565,933	$508,373
Costs of services (exclusive of depreciation and amortization)	410,081	400,054	370,709
Selling, general and administrative expenses	110,087	97,372	90,028
Depreciation and amortization	11,996	12,768	12,840
Income from operations	58,737	55,739	34,796
Interest expense, net	(1,826)	(970)	(1,216)
Foreign currency gains (losses), net	1,889	(494)	42
Income before provision for income taxes	58,800	54,275	33,622
Provision for income taxes	15,181	12,596	9,115
Net income	$43,619	$41,679	$24,507
Net income per share:
Basic	$6.02	$5.59	$3.14
Diluted	$5.91	$5.45	$3.07
Weighted average number of shares outstanding:
Basic	7,218	7,423	7,768
Diluted	7,355	7,621	7,948
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
	(in thousands)
Net income	$43,619	$41,679	$24,507
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(5,031)	(1,467)	3,280
Comprehensive income	$38,588	$40,212	$27,787
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	January 1, 2022
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,447	$66,130
Accounts receivable, net of allowances of $2,640 and $3,256, respectively	143,644	116,962
Unbilled services, net of allowances of $1,120 and $1,364, respectively	51,343	45,095
Prepaid expenses and other current assets	12,760	10,589
Forgivable loans	9,666	10,571
Total current assets	248,860	249,347
Property and equipment, net	45,582	53,612
Goodwill	92,922	88,936
Intangible assets, net	8,588	4,181
Right-of-use assets	96,725	110,475
Deferred income taxes	9,163	9,319
Forgivable loans, net of current portion	46,790	38,020
Other assets	2,287	1,470
Total assets	$550,917	$555,360
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,584	$23,511
Accrued expenses	155,864	156,314
Deferred revenue and other liabilities	12,016	12,821
Current portion of lease liabilities	15,972	14,337
Current portion of deferred compensation	5,689	6,103
Total current liabilities	217,125	213,086
Non-current liabilities:
Deferred compensation and other non-current liabilities	15,677	10,947
Non-current portion of lease liabilities	106,008	124,464
Deferred income taxes	953	1,029
Total non-current liabilities	122,638	136,440
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,149,884 and 7,362,703 shares issued and outstanding, respectively	1,743	—
Retained earnings	224,392	215,784
Accumulated other comprehensive loss	(14,981)	(9,950)
Total shareholders’ equity	211,154	205,834
Total liabilities and shareholders’ equity	$550,917	$555,360
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$43,619	$41,679	$24,507
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	11,996	12,768	12,840
Right-of-use asset amortization	13,755	13,011	12,037
Deferred income taxes	189	446	1,114
Share-based compensation expense	4,773	4,086	3,235
Bad debt expense (recovery)	(345)	27	227
Unrealized foreign currency remeasurement (gains) losses, net	122	(294)	247
Changes in operating assets and liabilities:
Accounts receivable	(24,929)	(6,053)	(2,654)
Unbilled services	(5,382)	(4,399)	(3,940)
Prepaid expenses and other current assets, and other assets	(485)	(2,399)	1,377
Forgivable loans	(10,539)	10,742	(15,868)
Incentive cash awards	6,618	6,724	6,602
Accounts payable, accrued expenses, and other liabilities	2,253	14,875	25,478
Lease liabilities	(16,524)	(15,515)	(10,539)
Net cash provided by operating activities	25,121	75,698	54,663
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,813)	(2,623)	(17,094)
Consideration paid for acquisitions, net	(14,352)	—	—
Net cash used in investing activities	(18,165)	(2,623)	(17,094)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	1,411	5,157	2,236
Borrowings under revolving line of credit	126,000	74,000	77,000
Repayments under revolving line of credit	(126,000)	(74,000)	(77,000)
Payments for debt issuance costs	(1,008)	—	—
Tax withholding payments reimbursed by shares	(2,145)	(1,528)	(862)
Cash paid for contingent consideration	—	(2,357)	—
Cash dividends paid	(9,580)	(8,289)	(7,503)
Repurchase of common stock	(27,630)	(44,976)	(13,371)
Net cash used in financing activities	(38,952)	(51,993)	(19,500)
Effect of foreign exchange rates on cash and cash equivalents	(2,687)	(629)	1,969
Net increase (decrease) in cash and cash equivalents	(34,683)	20,453	20,038
Cash and cash equivalents at beginning of period	66,130	45,677	25,639
Cash and cash equivalents at end of period	$31,447	$66,130	$45,677

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(268)	$8	$(4,749)
Asset retirement obligations	$—	$—	$155
Right-of-use assets obtained in exchange for lease obligations	$2,436	$1,751	$2,640
Restricted common stock issued for contingent consideration	$—	$2,250	$—
Supplemental cash flow information:
Cash paid for taxes	$15,646	$14,953	$6,535
Cash paid for interest	$1,579	$727	$1,162
Cash paid for amounts included in operating lease liabilities	$21,306	$20,823	$20,436
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Balance at December 29, 2019, as previously reported	7,814,797	9,265	200,249	(11,763)	197,751
Cumulative effect of a change in accounting principle related to ASC 326	—	—	(203)	—	(203)
Balance at December 29, 2019, as adjusted	7,814,797	$9,265	$200,046	$(11,763)	$197,548
Net income	—	—	24,507	—	24,507
Foreign currency translation adjustment	—	—	—	3,280	3,280
Exercise of stock options	118,841	2,236	—	—	2,236
Share-based compensation expense	—	3,235	—	—	3,235
Restricted shares vesting	61,396	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(17,695)	(862)	—	—	(862)
Shares repurchased	(283,842)	(13,371)	—	—	(13,371)
Accrued dividends on unvested shares	—	—	(51)	—	(51)
Cash dividends paid ($0.95 per share)	—	—	(7,503)	—	(7,503)
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	41,679	—	41,679
Foreign currency translation adjustment	—	—	—	(1,467)	(1,467)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	192,803	5,157	—	—	5,157
Share-based compensation expense	—	4,086	—	—	4,086
Restricted shares vesting	65,242	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(20,133)	(1,528)	—	—	(1,528)
Shares repurchased	(608,745)	(10,468)	(34,508)	—	(44,976)
Accrued dividends on unvested shares	—	—	(97)	—	(97)
Cash dividends paid ($1.09 per share)	—	—	(8,289)	—	(8,289)
BALANCE AT JANUARY 1, 2022	7,362,703	$—	$215,784	$(9,950)	$205,834
Net income	—	—	43,619	—	43,619
Foreign currency translation adjustment	—	—	—	(5,031)	(5,031)
Exercise of stock options	61,645	1,411	—	—	1,411
Share-based compensation expense	—	4,773	—	—	4,773
Restricted shares vesting	66,127	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(21,057)	(2,145)	—	—	(2,145)
Shares repurchased	(319,534)	(2,296)	(25,334)	—	(27,630)
Accrued dividends on unvested shares	—	—	(97)	—	(97)
Cash dividends paid ($1.29 per share)	—	—	(9,580)	—	(9,580)
BALANCE AT DECEMBER 31, 2022	7,149,884	$1,743	$224,392	$(14,981)	$211,154
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
Fiscal Year and Quarters
CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2022 and fiscal 2021 were 52-week years. Fiscal 2020 was a 53-week year. CRA's fiscal quarter ends are determined as the last Saturday nearest the respective calendar quarter end.
Basis of Presentation
The consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the "Company") which require consolidation, after the elimination of intercompany accounts and transactions. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows.
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
Concentrations of Credit Risk
CRA holds cash in accounts at various third-party financial institutions. At times, these deposits may exceed federally insured limits. As of December 31, 2022, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions have short-term credit ratings of A-1 and A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institutions.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation
Asset and liability accounts of CRA's foreign subsidiaries are translated into U.S. Dollars at reporting period-end exchange rates and operating accounts are translated at average exchange rates for each fiscal month. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are remeasured at current exchanges rates, with adjustments recorded as foreign currency gains (losses), net, on the consolidated statements of operations. These foreign currency transactions may be realized or unrealized based upon whether the transaction has settled as of the reporting period-end. The effect of transaction gains and losses recorded in income before provision for income taxes amounted to gains of $1.9 million for fiscal 2022, losses of $0.5 million for fiscal 2021, and gains of approximately $0.1 million for fiscal 2020.
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
CRA has elected as a practical expedient to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations as of December 31, 2022 and January 1, 2022, as CRA's contracts have an original expected duration of one year or less or revenue has been recognized at the amount for which CRA has the right to invoice for consulting services performed.
Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other third-party vendor expenses, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. Commissions to non-employee experts are expensed when incurred if the related amortization period is expected to be one year or less.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CRA usually issues invoices to its customers on a monthly basis, and payment is usually due upon receipt of the invoice unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of December 31, 2022 or January 1, 2022.
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
Fair value measurements require use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The useful lives of identifiable intangible assets acquired in a business acquisition are estimated based on the expected period that the Company will receive substantially all projected future benefits from the intangible asset. Transaction expenses directly related to acquisitions are expensed as incurred and are included in selling, general and administrative expenses on the consolidated statements of operations.
Deferred Compensation
CRA accounts for performance-based and service-based cash awards using an accrual method where changes in estimates are accounted for prospectively over the remaining service period. To the extent the terms of an award attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits is accrued over the employee's or non-employee's requisite service period in a systematic and rational manner.
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
The terms of award agreements may include the achievement of minimum required financial targets over the award's measurement period. These financial targets may include a measure of revenue generation, profitability, or both. The amount of the liability of the award agreements is estimated based on internally generated financial projections. The process of projecting these financial targets over the measurement period is subjective and requires judgment and estimates. There can be no assurance that the estimates and assumptions used in preparing these projections will prove to be accurate.
Leases
CRA is a lessee under certain operating leases for office space and equipment. CRA determines whether a contract is a lease at the inception of the contract, based on whether the contract provides CRA the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. At the commencement date, operating lease liabilities and ROU assets are recognized on the consolidated balance sheet. Lease liabilities are based on the present value of lease payments over the lease term, discounted using an incremental borrowing rate specific to the underlying asset. ROU assets are equal to the lease liability, adjusted for payments made to the lessor prior to the lease commencement date and lease incentives received, such as tenant improvement allowances. CRA estimates its incremental borrowing rate for each leased asset based on the interest rate CRA would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
similar economic environment. CRA recognizes rent expense for its operating leases on a straight-line basis over the term of the lease.
CRA classifies as short-term leases any leases with an initial noncancellable term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise. ROU assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheets.
CRA leases office space and equipment. CRA's equipment leases are generally short-term. CRA's office space leases have remaining lease terms between one and approximately nine years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain office space leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of December 31, 2022, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities. Certain of CRA's office space leases impose asset retirement obligations due to office modifications or the periodic redecoration of the premises. These obligations are included in deferred compensation and other non-current liabilities on the consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows.
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
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment as of October 15th and if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the identifiable assets acquired. CRA assesses goodwill at the reporting unit level. For CRA's fiscal 2022 goodwill impairment analysis, it operated as one reporting unit, which is its consulting services.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
years for furniture and fixtures. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized.
Debt Issuance Costs
The Company records its debt issuance costs related to its revolving credit facility as an asset and amortizes the costs over the term of the credit agreement using the straight-line method. Debt issuance costs in the amount of $0.2 million and $0.7 million are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as of December 31, 2022. Debt issuance costs in the amount of $0.2 million are included in prepaid expenses and other current assets on the consolidated balance sheets as of January 1, 2022.
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
A contingent consideration liability paid in February 2021, pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1"). CRA recorded an additional contingent consideration liability of $1.1 million during fiscal year 2022 related to the acquisition of bSG. The fair value measurement of the liabilities were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liabilities were CRA's estimate of the payout based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration had been determined using a Monte Carlo simulation, and was reassessed on a quarterly basis by CRA using additional information as it became available. Changes in the fair value estimate were recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations.
Income Taxes
CRA records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. CRA includes in the estimate of deferred tax assets and liabilities an

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Common Stock and Equity
Equity transactions consist primarily of the repurchase by CRA of its common stock under its share repurchase program and the recognition of compensation expense and issuance of common stock under CRA’s 2006 Equity Incentive Plan. The Company repurchases its common stock under its share repurchase program in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the second fiscal quarter of fiscal 2021, CRA repurchased shares of its common stock through a modified "Dutch auction" self-tender offer, as further described in Note 12.
The purchase price of common stock is first charged against available paid-in capital (“PIC”) until PIC is exhausted, after which the purchase price is charged to retained earnings. CRA’s common stock has no par value. All shares repurchased have been retired.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The acquisition has been accounted for as a business combination, and the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. On the date of acquisition, right-of-use assets and lease liabilities were recorded in accordance with ASC Topic 842, Leases. In addition, contract assets and contract liabilities were recorded in accordance with ASC 606, as CRA adopted ASU 2021-08 on the first day of fiscal 2022. All other tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at their fair value as of the date of acquisition.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Welch Consulting's results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The following table is the final allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed (in thousands):

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
For the acquired assets and assumed liabilities, CRA has paid $10.2 million, net, as of December 31, 2022, the amount of which was based on adjusted estimates of certain net working capital items. Per the terms of the Asset Purchase Agreement, $0.5 million was withheld from the closing payment and will be paid to Welch Consulting within one year of the date of acquisition, subject to the satisfaction of certain assurances provided by Welch Consulting. In addition, CRA issued $7.9 million of forgivable loans and agreed to provide other deferred compensation to key employees and a non-employee expert, which is treated as post-transaction compensation expense over the term of the loan.
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
On November 29, 2022, CRA acquired substantially all of the business assets and assumed certain liabilities of bioStrategies Group, Inc. (“bSG”), a Chicago-based consulting firm focused on developing commercial strategies for healthcare products and technologies. The acquisition expands CRA’s business opportunities, expertise, and market presence with the addition of 17 colleagues with an office in Chicago, Illinois. The acquisition has been accounted for as a business combination, and the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition of bSG is not significant to our consolidated financial statements for the year ended December 31, 2022.
Transaction related expenses, which are principally legal and accounting service fees, amounted to $0.3 million for the fiscal year-to-date period ended December 31, 2022 and are included in selling, general and administrative expenses on the consolidated statements of operations.

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
Disaggregation of Revenue
The following tables disaggregate CRA's revenue by type of contract and geographic location (in thousands):

	Year Ended	Year Ended	Year Ended
Type of Contract	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Consulting services revenues:
Fixed-price	$110,129	$136,276	$124,383
Time-and-materials	480,772	429,657	383,990
Total	$590,901	$565,933	$508,373

	Year Ended	Year Ended	Year Ended
Geographic Breakdown	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Consulting services revenues:
United States	$470,233	$451,436	$405,808
United Kingdom	89,235	86,191	79,922
Other	31,433	28,306	22,643
Total	$590,901	$565,933	$508,373
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
A rollforward of the variable consideration and doubtful accounts reserves for accounts receivable, which includes allowances for doubtful accounts of $0.1 million and $0.5 million as of December 31, 2022 and January 1, 2022, respectively, is as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year	Fiscal Year
	2022	2021
Balance at beginning of fiscal year	$3,256	$3,595
Increases to reserves, net of recoveries	1,808	2,612
Amounts written off and foreign currency translation	(2,424)	(2,951)
Balance at end of fiscal year	$2,640	$3,256

A rollforward of the variable consideration and doubtful accounts reserves for unbilled services is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2022	2021
Balance at beginning of fiscal year	$1,364	$1,000
Increases to reserves, net of recoveries	9,176	7,574
Amounts written off and foreign currency translation	(9,420)	(7,210)
Balance at end of fiscal year	$1,120	$1,364
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Bad debt expense, net	$(345)	$27	$227
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Reimbursable expenses	$63,318	$64,532	$61,661
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of December 31, 2022 and January 1, 2022.
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

	December 31, 2022	January 1, 2022	January 2, 2021
Contract liabilities	$6,977	$8,811	$5,527

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Amounts included in contract liabilities at the beginning of the fiscal year	$8,325	$5,185	$3,533
Performance obligations satisfied in previous fiscal years	$2,207	$2,827	$4,503
4.    Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and six years with interest rates currently ranging up to 4.27%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2022, 2021 and 2020 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year	Fiscal Year
	2022	2021
Beginning balance	$48,591	$61,613
Advances	34,984	14,528
Repayments	(25)	(69)
Reclassifications from accrued expenses or to other assets (1)	(2,192)	(2,229)
Amortization	(24,403)	(25,187)
Effects of foreign currency translation	(499)	(65)
Ending balance	$56,456	$48,591
Current portion of forgivable loans	$9,666	$10,571
Non-current portion of forgivable loans	$46,790	$38,020
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
5.    Leases
The components of CRA's lease expenses, which are included in the consolidated statements of operations, are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Operating lease cost	$18,494	$18,293	$17,803
Short-term lease cost	285	442	908
Variable lease cost	5,986	5,273	6,155
Total lease cost	$24,765	$24,008	$24,866

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents summary information for CRA's lease terms and discount rates for its operating leases:

	December 31, 2022	January 1, 2022	January 2, 2021
Weighted average remaining lease term—operating leases	6.7 years	7.7 years	8.6 years
Weighted average discount rate—operating leases	3.6%	3.6%	3.6%
At December 31, 2022, CRA had the following maturities of lease liabilities related to office space, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2023	$19,804
2024	21,632
2025	21,244
2026	20,050
2027	20,333
Thereafter	35,591
Total lease payments	138,654
Less: imputed interest	(16,674)
Total	$121,980
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets. As of December 31, 2022 and January 1, 2022, these redecoration and asset retirement obligations were approximately $1.9 million and $2.0 million, respectively.
As of December 31, 2022, CRA had no additional operating leases that had not yet commenced.
6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for fiscal 2022 and fiscal 2021 are as follows (in thousands):

	Fiscal Year	Fiscal Year
	2022	2021
Goodwill	$160,829	$161,080
Accumulated goodwill impairment	(71,893)	(71,893)
Goodwill, net at beginning of fiscal year	88,936	89,187
Additions due to acquisitions	5,361	—
Foreign currency translation adjustment	(1,375)	(251)
Goodwill, net at end of fiscal year	$92,922	$88,936
Goodwill, net at December 31, 2022, is comprised of goodwill of $164.8 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during fiscal 2022, fiscal 2021, or fiscal 2020.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 31, 2022			January 1, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreements	5	$—	$—	$—	$280	$(275)	$5
Customer relationships	10	13,800	(5,212)	8,588	8,220	(4,044)	4,176
Total		$13,800	$(5,212)	$8,588	$8,500	$(4,319)	$4,181
There were no impairment losses related to intangible assets during fiscal 2022, fiscal 2021, or fiscal 2020. As a result of the Welch Consulting acquisition, CRA recognized $4.2 million of intangible assets related to customer relationships in the first quarter of fiscal 2022. As a result of the bSG acquisition, CRA recognized $1.4 million of intangible assets related to customer relationships in the fourth quarter of fiscal 2022. Amortization expense related to intangible assets was $1.2 million, $0.9 million, and $1.4 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Amortization of intangible assets held at December 31, 2022 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2023	$1,380
2024	1,380
2025	1,380
2026	1,380
2027	624
Thereafter	2,444
$8,588
7.    Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31, 2022	January 1, 2022
Computer, office equipment, and software	$30,268	$28,778
Leasehold improvements	61,220	62,070
Furniture	15,868	15,984
Total cost	107,356	106,832
Accumulated depreciation and amortization	(61,774)	(53,220)
Total property and equipment, net	$45,582	$53,612
Depreciation expense was $10.8 million, $11.8 million, and $11.4 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
Long-lived assets by geographic location are as follows (in thousands):

Geographic Breakdown	December 31, 2022	January 1, 2022
Long-lived assets (property and equipment, net):
United States	$38,495	$44,340
United Kingdom	4,943	6,491
Other	2,144	2,781
Total long-lived assets (property and equipment, net)	$45,582	$53,612

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2022	January 1, 2022
Compensation and related expenses	$138,728	$143,199
Performance awards	9,359	4,603
Direct project accruals	1,783	2,833
Other	5,994	5,679
Total accrued expenses	$155,864	$156,314
As of December 31, 2022 and January 1, 2022, approximately $116.1 million and $118.9 million, respectively, of accrued bonuses for fiscal 2022 and fiscal 2021 were included above in "Compensation and related expenses".
9.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Income before provision for income taxes:
U.S.	$45,387	$43,511	$26,054
Foreign	13,413	10,764	7,568
Total	$58,800	$54,275	$33,622
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)
Currently payable:
Federal	$8,805	$7,072	$4,039
Foreign	2,956	2,517	1,335
State	3,231	2,561	2,627
Total current expense	14,992	12,150	8,001
Deferred:
Federal	(21)	(92)	1,170
Foreign	114	230	309
State	96	308	(365)
Total deferred expense	189	446	1,114
Total tax expense	$15,181	$12,596	$9,115

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	5.2	5.3	5.8
Share-based compensation	(2.4)	(5.0)	(1.8)
Meals & Entertainment Expense	0.3	0.1	0.2
Executive Compensation	1.6	1.3	1.6
Other	0.1	0.5	0.3
Annual effective tax rate	25.8%	23.2%	27.1%
The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2022	January 1, 2022
Deferred tax assets:
Accrued compensation and related expense	$15,432	$15,047
Allowance for doubtful accounts	1,263	1,375
Net operating loss carryforwards	560	281
Lease liabilities	31,552	34,523
Foreign exchange and other	73	76
Total gross deferred tax assets	48,880	51,302
Less: valuation allowance	(749)	(308)
Total deferred tax assets, net of valuation allowance	48,131	50,994
Deferred tax liabilities:
Goodwill and other intangible asset amortization	4,749	4,262
Right-of-Use assets	25,376	27,710
Property and equipment	8,397	9,788
Prepaids and other	1,399	944
Total deferred tax liabilities	39,921	42,704
Net deferred tax assets	$8,210	$8,290
At December 31, 2022, CRA had U.S. local and foreign net operating losses of $2.4 million with lives ranging from 20 years to indefinite.
The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	Fiscal Year	Fiscal Year
	2022	2021
Balance at beginning of period	$41	$203
Reductions as a result of a lapse of the applicable statutes of limitations	(6)	(162)
Balance at end of the period	$35	$41
CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2022, accrued interest for uncertain tax positions and total unrecognized tax benefit were immaterial.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2019. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2018. CRA's United Kingdom ("U.K.") subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for years before fiscal 2021. During fiscal 2022, an examination by the German Tax Authority for fiscal years 2014-2016 concluded with no material adjustment. CRA believes its reserves for uncertain tax positions are adequate.
During the fourth quarter of fiscal 2020, CRA considered the operating needs of the U.K. subsidiary, as well as the tax implications of no longer asserting indefinite reinvestment with respect to the U.K. operations. As a result of both a qualitative and quantitative analysis, previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the consolidated statements of comprehensive income. In fiscal 2022, CRA's U.S. parent entity received approximately $6.0 million in cash dividends from CRA's U.K. subsidiary. These dividends were distributed out of primarily untaxed earnings and therefore qualified for a full dividends-received-deduction. As a result, foreign exchange on the transaction was negligible. Deferred income taxes or foreign withholding taxes, estimated to be $0.4 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.

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
10.    Share-Based Compensation
CRA recorded approximately $4.8 million, $4.1 million, and $3.2 million of compensation expense for fiscal 2022, fiscal 2021, and fiscal 2020, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors, based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded attribution method.
Share-based Compensation Plans.    As of December 31, 2022, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. During fiscal 2009, CRA implemented a long-term incentive program, or "LTIP," as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. In December 2016, CRA's Board of Directors amended CRA's Cash Incentive Plan to facilitate the grant to LTIP participants of service-based and performance-based cash awards as a component of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.
2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The shares available for grant under the 2006 Equity Plan as of December 31, 2022 was 238,061.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options.    A summary of option activity during fiscal 2022 from the 2006 Equity Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2022	132,845	$32.38		$8,100
Fiscal 2022:
Granted	—	—
Exercised	(61,645)	22.89		$4,903
Expired	—	—
Forfeited	—	—		$—
Outstanding at December 31, 2022	71,200	$40.60	3.78	$5,826
Option exercisable at December 31, 2022	71,200	$40.60	3.78	$5,826
Vested or expected to vest at December 31, 2022	71,200	$40.60	3.78	$5,826
There were no stock options granted in fiscal 2022, fiscal 2021, and fiscal 2020. CRA determines the weighted average fair market value for stock options granted using the Black-Scholes option-pricing model. Generally, the risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield is determined based on CRA's annualized dividend rate per share, as a percentage of average market price of the common stock, on each dividend payment date. The forfeiture rate is based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The aggregate intrinsic value of stock options exercised in fiscal 2022, fiscal 2021, and fiscal 2020 was approximately $4.9 million, $11.2 million, and $2.8 million, respectively.
The following table provides a roll-forward of the outstanding non-vested stock options over fiscal 2022:

	Options
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	5,613	$19.96
Granted	—	—
Vested	(5,613)	19.96
Forfeited	—	—
Non-vested at December 31, 2022	—	$—
The total fair value of stock options that vested during fiscal 2022, fiscal 2021, and fiscal 2020 was $0.1 million, $0.2 million, and $0.2 million, respectively. As of December 31, 2022, there was no unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. Options granted during or prior to fiscal 2016 expire on the seventh anniversary of the date of grant. Options granted during or after fiscal 2017 expire on the tenth anniversary of the date of grant.
Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of December 31, 2022 was $1.3 million, which is expected to be recognized over a weighted-average period of 2.9 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2022:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	30,783	$56.98
Granted	8,354	96.53
Vested	(10,903)	53.59
Forfeited	(1,325)	39.73
Non-vested at December 31, 2022	26,909	$71.48
The total fair value of shares of restricted stock that vested during fiscal 2022, fiscal 2021, and fiscal 2020 was $0.6 million, $0.5 million, and $0.5 million, respectively.
Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four or five equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of December 31, 2022 was $3.5 million, which is expected to be recognized over a weighted-average period of 2.7 years. The forfeiture rate of 0.9% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2022:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	82,381	$51.48
Granted	20,373	85.28
Vested	(28,698)	49.98
Forfeited	—	—
Non-vested at December 31, 2022	74,056	$61.36
The total fair value of time-vesting restricted stock units that vested during fiscal 2022, fiscal 2021, and fiscal 2020 was $1.4 million, $1.3 million, and $1.0 million, respectively.
Performance-Vesting RSUs.    CRA grants performance-vesting restricted stock units ("PRSUs"), which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, achievement of performance measures for PRSUs are based on a two-year performance period, after which the units determined based on this achievement will vest three-fourths in the first year following the performance period and one-fourth on the fourth anniversary of the date of grant. Beginning with the 2021 grant, fifty percent will vest in the first year following the performance period and one-fourth on the fourth and fifth anniversaries of the date of the grant. The number of units determined based on the achievement of a PRSUs performance measures generally ranges from 50% to 150% of the PRSUs' target number of units.
For PRSUs awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded attribution method.
The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2022. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which equaled 150% of the PRSU's target number of units for the 2022 grants and 125% of the PRSUs' target number of units for all grants issued prior to 2022.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Performance-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	93,381	$56.55
Granted	28,191	85.40
Vested	(26,526)	50.64
Forfeited	—	—
Non-vested at December 31, 2022	95,046	$66.76
1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2022, fiscal 2021, and fiscal 2020, there were no offering periods under this plan and no shares were issued. As of December 31, 2022, there were 211,777 shares available for grant under the 1998 ESPP.
11.    Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for fiscal 2022, fiscal 2021, and fiscal 2020.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders Net earnings allocable to these participating securities were not material for fiscal 2022, fiscal 2021, and fiscal 2020.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Numerator:
Net income — basic	$43,619	$41,679	$24,507
Less: net income attributable to participating shares	167	175	93
Net income — diluted	$43,452	$41,504	$24,414
Denominator:
Weighted average shares outstanding — basic	7,218	7,423	7,768
Effect of dilutive stock options and restricted stock units	137	198	180
Weighted average shares outstanding — diluted	7,355	7,621	7,948
Net income per share:
Basic	$6.02	$5.59	$3.14
Diluted	$5.91	$5.45	$3.07
Certain share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period. The following table presents the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Anti-dilutive share-based awards excluded	—	3	80
12.    Self-Tender Offer
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
13.    Fair Value of Financial Instruments
The contingent consideration liabilities in the table below are for estimated future contingent consideration payments related to the acquisition of bSG, an independent consulting firm. The fair value measurement of these liabilities is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are CRA's measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration was determined using a Monte Carlo simulation. The fair value of these contingent consideration liabilities are reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations. As of January 1, 2022, CRA did not have any financial instruments measured at fair value on a recurring basis. The following table shows CRA's financial instruments recorded in the consolidated financial statements as of December 31, 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,056
Total Liabilities	$—	$—	$1,056

In a prior fiscal year, CRA had recorded a contingent consideration liability, which pertained to estimated future contingent consideration payments related to the acquisition of C1. CRA paid the contingent consideration liability in the first quarter of fiscal 2021. CRA recorded a contingent consideration liability of $1.1 million during fiscal year 2022 related to the acquisition of bSG. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Year	Fiscal Year
	2022	2021
Beginning balance	$—	$14,620
Acquisition-related contingent consideration	1,056	—
Accretion	—	380
Payments of contingent consideration	—	(15,000)
Ending balance	$1,056	$—

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Credit Agreement
CRA was a party to an amended and restated credit agreement (the "Initial Credit Agreement") that provided CRA with a $175.0 million revolving credit facility that included a $15.0 million sublimit for the issuance of letters of credit. The maturity date of the Initial Credit Agreement was October 24, 2022; CRA complied with the various financial and non-financial covenants under the Initial Credit Agreement.
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
Concurrent with CRA's entry into the Credit Agreement, the Company terminated the Initial Credit Agreement and repaid in full all outstanding indebtedness under the Initial Credit Agreement of approximately $50.0 million. Also, letters of credit in the aggregate amount of approximately $4.4 million that had been issued under the Initial Credit Agreement were deemed to be issued and outstanding under the revolving credit facility under the Credit Agreement. In connection with the Credit Agreement, the Company incurred debt issuance costs from the lenders and third-parties of $1.0 million.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of December 31, 2022, CRA was in compliance with the covenants of the Credit Agreement.
There were no borrowings outstanding under the Credit Agreement and Initial Credit Agreement as of December 31, 2022 or January 1, 2022, respectively. As of December 31, 2022, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million.
15.    Employee Benefit Plans
CRA maintains a qualified defined-contribution plan under Section 401(k) of the Internal Revenue Code, covering all regular U.S. employees who meet specified age, hour, and service requirements. Company contributions are made at the

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. CRA also has defined-contribution plans covering employees in Canada (the "Canada plan") and the United Kingdom (the "United Kingdom plan"). Company contributions to the Canada plan are made at the discretion of CRA, while company contributions to the United Kingdom plan are made in accordance with the minimum required contributions per the United Kingdom auto-enrolment legislation. CRA also provides a pension plan contribution for its Belgium employees. Company contributions to the Belgium pension fund are made in accordance with the minimum required contributions based on statutory requirements. CRA also provides a private pension plans for its Brazil employees (the “Brazil plan”) and Norway employees (the "Norway plan"). Company contributions to the Brazil plan and Norway plan are made in accordance with statutory requirements. Company contributions under these plans amounted to approximately $5.4 million, $5.0 million, and $4.5 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
16.    Related-Party Transactions
CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $8.8 million, $8.0 million, and $9.8 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.
17.    Commitments and Contingencies
As described in Note 14, CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under certain operating leases for office space.
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
18.    Subsequent Events

On March 2, 2023, CRA announced that its Board of Directors authorized a $20.0 million expansion to its existing share repurchase program.
On March 2, 2023, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.36 per common share, payable on March 24, 2023 to shareholders of record as of March 14, 2023.