Form 10-Q
period 2023-04-01
CRA INTERNATIONAL, INC.
filed 2023-05-04
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
OR
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
_____________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common Stock, no par value per share	7,026,175 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Revenues	$152,845	$148,382
Costs of services (exclusive of depreciation and amortization)	107,837	104,060
Selling, general and administrative expenses	28,372	25,817
Depreciation and amortization	2,943	2,976
Income from operations	13,693	15,529
Interest expense, net	(571)	(208)
Foreign currency gains (losses), net	(528)	199
Income before provision for income taxes	12,594	15,520
Provision for income taxes	3,676	4,094
Net income	$8,918	$11,426
Net income per share:
Basic	$1.25	$1.55
Diluted	$1.23	$1.52
Weighted average number of shares outstanding:
Basic	7,119	7,360
Diluted	7,252	7,503
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Net income	$8,918	$11,426
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	1,052	(1,172)
Comprehensive income	$9,970	$10,254
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$35,519	$31,447
Accounts receivable, net of allowances of $3,159 and $2,640, respectively	126,640	143,644
Unbilled services, net of allowances of $1,227 and $1,120, respectively	70,582	51,343
Prepaid expenses and other current assets	11,763	12,760
Forgivable loans	13,781	9,666
Total current assets	258,285	248,860
Property and equipment, net	43,734	45,582
Goodwill	93,578	92,922
Intangible assets, net	8,231	8,588
Right-of-use assets	93,610	96,725
Deferred income taxes	9,401	9,163
Forgivable loans, net of current portion	52,739	46,790
Other assets	2,478	2,287
Total assets	$562,056	$550,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,846	$27,584
Accrued expenses	104,413	155,864
Deferred revenue and other liabilities	8,908	12,016
Current portion of lease liabilities	16,164	15,972
Current portion of deferred compensation	1,440	5,689
Revolving line of credit	100,000	—
Total current liabilities	253,771	217,125
Non-current liabilities:
Deferred compensation and other non-current liabilities	8,602	15,677
Non-current portion of lease liabilities	101,921	106,008
Deferred income taxes	978	953
Total non-current liabilities	111,501	122,638
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,997,933 and 7,149,884 shares issued and outstanding, respectively	—	1,743
Retained earnings	210,713	224,392
Accumulated other comprehensive loss	(13,929)	(14,981)
Total shareholders’ equity	196,784	211,154
Total liabilities and shareholders’ equity	$562,056	$550,917
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES:
Net income	$8,918	$11,426
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	2,943	2,976
Right-of-use asset amortization	3,570	3,378
Deferred income taxes	(236)	(197)
Share-based compensation expense	940	1,037
Bad debt expense (recovery)	—	(121)
Unrealized foreign currency remeasurement (gains) losses, net	(20)	13
Changes in operating assets and liabilities:
Accounts receivable	17,659	13,522
Unbilled services	(19,012)	(20,632)
Prepaid expenses and other current assets, and other assets	875	(1,116)
Forgivable loans	(9,982)	(3,433)
Incentive cash awards	1,929	1,759
Accounts payable, accrued expenses, and other liabilities	(73,233)	(66,422)
Lease liabilities	(4,402)	(4,028)
Net cash used in operating activities	(70,051)	(61,838)
INVESTING ACTIVITIES:
Purchases of property and equipment	(562)	(1,346)
Consideration paid for acquisition, net	(570)	(10,639)
Net cash used in investing activities	(1,132)	(11,985)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	—	341
Borrowings under revolving line of credit	105,000	60,000
Repayments under revolving line of credit	(5,000)	—
Tax withholding payments reimbursed by shares	(1,873)	(897)
Cash dividends paid	(2,702)	(2,377)
Repurchase of common stock	(20,577)	(4,956)
Net cash provided by financing activities	74,848	52,111
Effect of foreign exchange rates on cash and cash equivalents	407	(716)
Net increase (decrease) in cash and cash equivalents	4,072	(22,428)
Cash and cash equivalents at beginning of period	31,447	66,130
Cash and cash equivalents at end of period	$35,519	$43,702

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$23	$(211)
Excise tax on share repurchases	$(173)	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$1,210
Supplemental cash flow information:
Cash paid for taxes	$1,081	$1,622
Cash paid for interest	$124	$97
Cash paid for amounts included in operating lease liabilities	$5,474	$5,285
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL QUARTER ENDED APRIL 1, 2023 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 31, 2022	7,149,884	$1,743	$224,392	$(14,981)	$211,154
Net income	—	—	8,918	—	8,918
Foreign currency translation adjustment	—	—	—	1,052	1,052
Exercise of stock options	—	—	—	—	—
Share-based compensation expense	—	940	—	—	940
Restricted shares vesting	45,544	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(16,614)	(1,873)	—	—	(1,873)
Shares repurchased	(180,881)	(810)	(19,767)	—	(20,577)
Accrued excise tax on shares repurchased	—	—	(173)	—	(173)
Accrued dividends on unvested shares	—	—	45	—	45
Cash dividends paid ($0.36 per share)	—	—	(2,702)	—	(2,702)
BALANCE AT APRIL 1, 2023	6,997,933	$—	$210,713	$(13,929)	$196,784
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
Description of Business
CRA International, Inc. (together with its wholly-owned subsidiaries, “CRA” or the “Company”) is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment. CRA operates its business under its registered trade name, Charles River Associates.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries, which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022 included in CRA’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 (the “2022 Form 10-K”).
Estimates
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed-price contracts, variable consideration to be included in the transaction price of revenue contracts, the useful life of long-lived assets, measurement of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, valuation of acquired intangible assets, valuation of contingent consideration liabilities, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA’s assumptions based on past experience or other assumptions do not turn out to be substantially accurate.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Welch Consulting's results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The following table is the final allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed (in thousands):

Assets Acquired
Current assets:
Accounts receivable	$3,742
Unbilled services	1,382
Prepaid expenses and other current assets	100
Total current assets	5,224
Property and equipment	141
Goodwill	2,409
Intangible assets	4,150
Right-of-use assets	1,210
Other assets	41
Total assets acquired	$13,175

Liabilities Assumed
Current liabilities:
Accrued expenses	$1,245
Deferred revenue and other liabilities	161
Current portion of lease liabilities	549
Total current liabilities	1,955
Non-current portion of lease liabilities	661
Total liabilities assumed	$2,616
Net assets acquired	$10,559
For the acquired assets and assumed liabilities, CRA has paid $10.6 million, net, as of April 1, 2023, the amount of which was based on adjusted estimates of certain net working capital items. In addition, CRA issued $7.9 million of forgivable loans and agreed to provide other deferred compensation to key employees and a non-employee expert, which is treated as post-transaction compensation expense over the term of the loan.
The intangible assets acquired are comprised of customer relationships, the fair value of which was determined using a multi-period excess earnings method. The customer relationships intangible is being amortized over a ten-year life on a straight-line basis, which approximates the expected pattern of economic benefit from this asset. The Company also recorded $2.4 million of goodwill, all of which is expected to be deductible for tax purposes.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On November 29, 2022, CRA acquired substantially all of the business assets and assumed certain liabilities of bioStrategies Group, Inc. (“bSG”), a Chicago-based consulting firm focused on developing commercial strategies for healthcare products and technologies. The acquisition expands CRA’s business opportunities, expertise, and market presence with the addition of 17 colleagues with an office in Chicago, Illinois. The acquisition has been accounted for as a business combination, and the results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The acquisition of bSG is not significant to our condensed consolidated financial statements for the quarter ended April 1, 2023.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended
Type of Contract	April 1, 2023	April 2, 2022
Consulting services revenues:
Fixed-price	$26,777	$28,773
Time-and-materials	126,068	119,609
Total	$152,845	$148,382

	Fiscal Quarter Ended
Geographic Breakdown	April 1, 2023	April 2, 2022
Consulting services revenues:
United States	$117,872	$116,919
United Kingdom	25,649	22,410
Other	9,324	9,053
Total	$152,845	$148,382
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Bad debt expense (recovery), net	$—	$(121)
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Reimbursable expenses	$13,981	$16,204
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of April 1, 2023 and December 31, 2022.
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

	April 1, 2023	December 31, 2022
Contract liabilities	$3,790	$6,977
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Amounts included in contract liabilities at the beginning of the period	$5,139	$6,543
Performance obligations satisfied in previous periods	$2,638	$1,665
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
The following table presents forgivable loan activity for the respective periods (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Quarter Ended	Fiscal Year Ended
	April 1, 2023	December 31, 2022
Beginning balance	$56,456	$48,591
Advances	16,842	34,984
Repayments	(616)	(25)
Reclassifications from accrued expenses or to other assets (1)	—	(2,192)
Amortization	(6,242)	(24,403)
Effects of foreign currency translation	80	(499)
Ending balance	$66,520	$56,456
Current portion of forgivable loans	$13,781	$9,666
Non-current portion of forgivable loans	$52,739	$46,790
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal quarter ended April 1, 2023 are summarized as follows (in thousands):

Goodwill	$164,815
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 31, 2022	92,922
Additions due to acquisitions	358
Foreign currency translation adjustment	298
Goodwill, net at April 1, 2023	$93,578
Goodwill at April 1, 2023, is comprised of goodwill of $165.5 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal quarter ended April 1, 2023 or during the fiscal year ended December 31, 2022.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		April 1, 2023			December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	13,800	(5,569)	8,231	13,800	(5,212)	8,588
There were no impairment losses related to intangible assets during the fiscal quarter ended April 1, 2023 or during the fiscal year ended December 31, 2022. As a result of the Welch Consulting acquisition, CRA recognized approximately $4.2 million of intangible assets related to customer relationships in the first quarter of fiscal 2022. As a result of the bSG acquisition, CRA recognized approximately $1.4 million of intangible assets related to customer relationships in the fourth

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

quarter of fiscal 2022. Amortization expense related to intangible assets was $0.4 million and $0.2 million for the fiscal quarters ended April 1, 2023 and April 2, 2022, respectively.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 1, 2023	December 31, 2022
Compensation and related expenses	$83,706	$138,728
Performance awards	10,703	9,359
Direct project accruals	2,095	1,783
Other	7,909	5,994
Total accrued expenses	$104,413	$155,864
As of April 1, 2023 and December 31, 2022, approximately $49.5 million and $116.1 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
7. Income Taxes
For the fiscal quarters ended April 1, 2023 and April 2, 2022, CRA’s effective income tax rate (“ETR”) was 29.2% and 26.4%, respectively. The ETR for the first quarter of fiscal 2023 was higher than the first quarter of fiscal 2022 primarily due to a decrease in the tax benefit related to share-based compensation, an increase in nondeductible meals and entertainment expenses, and an increase in the UK statutory rate from 19% to 25% effective April 1, 2023, with a blended rate of 23.5% for the fiscal year. The increase in the tax impact of the meals expense is a result of the expiration of the relief provided by The Consolidated Appropriations Act, 2021, whereby the deduction for business meals from restaurants was 100% during 2021 and 2022 and reverted back to 50% in 2023.

In fiscal 2020, as a result of both a qualitative and quantitative analysis, certain amounts of previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the condensed consolidated statements of comprehensive income. During the fiscal quarter ended April 1, 2023, deferred taxes have been assessed as immaterial related to foreign exchange translation and not recorded. Deferred income taxes or foreign withholding taxes, estimated to be $0.4 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income,” and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company had net share repurchases of $17.3 million for the fiscal quarter ended April 1, 2023 resulting in a tax payable of $0.2 million. As the Company's issued and outstanding common stock on the condensed consolidated balance sheet is classified as permanent equity, the excise tax is treated as a specific incremental cost directly attributable to the repurchase. As such, the excise tax is charged against the gross proceeds and recorded within equity with an offsetting excise tax liability recognized.
8. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters ended April 1, 2023 and April 2, 2022.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters ended April 1, 2023 and April 2, 2022.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Numerator:
Net income — basic	$8,918	$11,426
Less: net income attributable to participating shares	34	48
Net income — diluted	$8,884	$11,378
Denominator:
Weighted average shares outstanding — basic	7,119	7,360
Effect of dilutive stock options and restricted stock units	133	143
Weighted average shares outstanding — diluted	7,252	7,503
Net income per share:
Basic	$1.25	$1.55
Diluted	$1.23	$1.52
For the fiscal quarter ended April 1, 2023, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 196 shares. There were no anti-dilutive share-based awards for the fiscal quarter ended April 2, 2022.
9. Fair Value of Financial Instruments
The following tables show CRA's financial instruments recorded in the condensed consolidated financial statements as of April 1, 2023 and the consolidated financial statements as of December 31, 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	April 1, 2023
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,077
Total Liabilities	$—	$—	$1,077

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,056
Total Liabilities	$—	$—	$1,056

The contingent consideration liability pertains to estimated future contingent consideration payments related to the acquisition of bSG, an independent consulting firm. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	April 1, 2023	December 31, 2022
Beginning balance	$1,056	$—
Acquisition-related contingent consideration	—	1,056
Accretion	21	—
Payment of contingent consideration	—	—
Ending balance	$1,077	$1,056
10. Credit Agreement
CRA is party to a Credit Agreement, dated as of August 19, 2022 (the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides CRA with a $250.0 million revolving credit facility, which may be decreased at CRA's option to $200.0 million during the period from July 16th in a year through January 15th in the next year. Additionally, for the period from January 16th to July 15th of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
There was $100.0 million in borrowings outstanding under the revolving credit facility as of April 1, 2023 and no borrowings outstanding as of December 31, 2022. As of April 1, 2023, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $5.7 million.
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of April 1, 2023, CRA was in compliance with the covenants of the Credit Agreement.
11. Commitments and Contingencies
As described in the previous note, CRA is party to standby letters of credit with its lenders in support of minimum future lease payments under certain operating leases for office space.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
12. Subsequent Events
On May 4, 2023, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.36 per common share, payable on June 9, 2023 to shareholders of record as of May 30, 2023.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of April 1, 2023 remain unchanged from December 31, 2022. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 2, 2023 (the "2022 Form 10-K") for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter Ended April 1, 2023, Compared to the Fiscal Quarter Ended April 2, 2022
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	April 1, 2023	April 2, 2022
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.6	70.1
Selling, general and administrative expenses	18.6	17.4
Depreciation and amortization	1.9	2.0
Income from operations	9.0	10.5
Interest expense, net	(0.4)	(0.1)
Foreign currency gains (losses), net	(0.3)	0.1
Income before provision for income taxes	8.2	10.5
Provision for income taxes	2.4	2.8
Net income	5.8%	7.7%

Fiscal Quarter Ended April 1, 2023, Compared to the Fiscal Quarter Ended April 2, 2022
Revenues. Revenues increased by $4.4 million, or 3.0%, to $152.8 million for the first quarter of fiscal 2023 from $148.4 million for the first quarter of fiscal 2022. Utilization decreased to 70% for the first quarter of fiscal 2023 from 74% for the first quarter of fiscal 2022, while consultant headcount grew 10.7% from 878 at the end of the first quarter of fiscal 2022 to 972 at the end of the first quarter of fiscal 2023.
Overall, revenues outside of the U.S. represented approximately 23% and 21% of net revenues for the first quarters of fiscal 2023 and fiscal 2022, respectively. Revenues derived from fixed-price projects decreased to 18% of net revenues for the first quarter of fiscal 2023 compared with 19% of net revenue for the first quarter of fiscal 2022. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $3.7 million, or 3.6%, to $107.8 million for the first quarter of fiscal 2023 from $104.1 million for the first quarter of fiscal 2022. The increase in costs of services was due to an increase in employee compensation and fringe benefit costs of $4.3 million primarily as a result of a higher headcount and an increase in forgivable loan amortization of $1.6 million, partially offset by a decrease in client reimbursable expenses of $2.2 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased slightly to 70.6% for the first quarter of fiscal 2023 from 70.1% for the first quarter of fiscal 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 9.9%, to $28.4 million for the first quarter of fiscal 2023 from $25.8 million for the first quarter of fiscal 2022. Within this category of expenses, there was a $1.3 million increase in travel and entertainment, a $0.4 million increase in employee compensation and fringe benefit costs, a $0.6 million increase in miscellaneous and other costs, a $0.6 million increase in software subscription and data services, and a $0.5 million increase in rent expense. Partially offsetting the increase in these expenses was a $0.9 million decrease in commissions to our non-employee experts for the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022.
As a percentage of revenues, selling, general and administrative expenses increased to 18.6% for the first quarter of fiscal 2023 from 17.4% for the first quarter of fiscal 2022. Commissions to our non-employee experts decreased to 2.3% of revenues for the first quarter of fiscal 2023 compared to 3.0% of revenues the first quarter of fiscal 2022.
Provision for Income Taxes. The income tax provision was $3.7 million and the effective tax rate ("ETR") was 29.2% for the first quarter of fiscal 2023 compared to $4.1 million and 26.4% for the first quarter of fiscal 2022. The ETR for the current fiscal quarter was higher than the prior year primarily due to a decrease in the tax benefit related to share-based compensation, an increase in nondeductible meals and entertainment expenses, and an increase in the U.K. statutory rate from 19% to 25% effective April 1, 2023, with a blended rate of 23.5% for the fiscal year. The increase in the tax impact of the meals expense is as result of the expiration of the relief provided by The Consolidated Appropriations Act, 2021, whereby the deduction for business meals from restaurants was 100% during 2021 and 2022 and reverted back to 50% in 2023. The ETR for the first quarter of fiscal 2023 was higher than the combined federal and state statutory tax rate primarily due to nondeductible compensation paid to executive officers and nondeductible meals and entertainment expenses, partially offset by the tax benefit for share-based compensation. The ETR for the first quarter of fiscal 2022 was approximately the same as the combined federal and state statutory tax rate and included offsetting items primarily related to the tax benefit for share-based compensation and nondeductible compensation paid to executive officers.
Net Income. Net income decreased to $8.9 million for the first quarter of fiscal 2023 from $11.4 million for the first quarter of fiscal 2022. The net income per diluted share was $1.23 per share for the first quarter of fiscal 2023, compared to $1.52 of net income per diluted share for the first quarter of fiscal 2022. Weighted average diluted shares outstanding decreased by approximately 251,000 shares to approximately 7,252,000 shares for the first quarter of fiscal 2023 from approximately 7,503,000 shares for the first quarter of fiscal 2022. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since April 2, 2022, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since April 2, 2022.

Liquidity and Capital Resources
Fiscal Quarter Ended April 1, 2023
We believe that our current cash and cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal quarter ended April 1, 2023, cash and cash equivalents increased by $4.1 million. We completed the period with cash and cash equivalents of $35.5 million. The principal drivers of the increase of cash and cash equivalents was net borrowings of $100.0 million offset by payment of a significant portion of our fiscal 2022 performance bonuses in the first quarter of fiscal 2023, the repurchase of shares, and the payment of dividends.
During the fiscal quarter ended April 1, 2023, working capital (defined as current assets less current liabilities) decreased by $27.2 million to $4.5 million. The decrease in working capital was principally due to an increase in borrowings of $100.0 million and a decrease in prepaid expenses and other current assets of $1.0 million. Partially offsetting these decreases to working capital was an increase in cash and cash equivalents of $4.1 million, an increase in accounts receivable and unbilled services of $2.2 million, an increase in the current portion of our forgivable loans of $4.1 million, a decrease in accounts payable of $4.7 million, a decrease in the current portion of deferred compensation of $4.2 million, a decrease in accrued expenses of $51.5 million, and a decrease in deferred revenue and other liabilities of $3.1 million.
At April 1, 2023, $10.4 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal quarter ended April 1, 2023, net cash used in operating activities was $70.0 million. Net income was $8.9 million for the fiscal quarter ended April 1, 2023. Uses of cash for operating activities included a $4.4 million decrease in lease liabilities, a net increase of $1.3 million in accounts receivable and unbilled receivables, and a $0.9 million decrease in prepaid expenses and other current assets primarily related to the timing of renewing annual subscriptions. Other uses of cash included a decrease in accounts payable, accrued expenses, and other liabilities of $73.2 million, primarily due to the payment of a significant portion of our fiscal 2022 performance bonuses and performance awards, and an increase in forgivable loans for the period of $10.0 million, which was primarily driven by $16.2 million of forgivable loan issuances, net of repayments, offset by $6.2 million of forgivable loan amortization.
Cash used in operations included incentive cash award expense of $1.9 million, non-cash depreciation and amortization expense of $2.9 million, right-of-use amortization of $3.6 million, share-based compensation expenses of $0.9 million, and other non-cash gains and benefits of $0.2 million.
During the fiscal quarter ended April 1, 2023, net cash used in investing activities was $1.1 million, which included $0.6 million of net consideration paid for the acquisitions of Welch Consulting and bSG and $0.5 million for capital expenditures, primarily related to purchases of office equipment.
During the fiscal quarter ended April 1, 2023, net cash provided by financing activities was $74.8 million, primarily as a result of net borrowings under the revolving credit facility of $100.0 million. Offsetting these increases in cash provided by financing activities were repurchases of common stock of $20.6 million, payment of cash dividends of $2.7 million, and tax withholding payments reimbursed by restricted shares on vesting of $1.9 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. We do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. At April 1, 2023, the remainder of our asset retirement obligations and redecoration obligations are approximately $2.7 million and are expected to be paid between fiscal 2026 and fiscal 2031 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.

Indebtedness
CRA is party to a Credit Agreement, dated as of August 19, 2022 (the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides CRA with a $250.0 million revolving credit facility, which may be decreased at CRA's option to $200.0 million during the period from July 16th in a year through January 15th in the next year. Additionally, for the period from January 16th to July 15th of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
There was $100.0 million in borrowings outstanding under the revolving credit facility as of April 1, 2023 and no borrowings outstanding as of December 31, 2022. As of April 1, 2023, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $5.7 million.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of April 1, 2023, CRA was in compliance with the covenants of the Credit Agreement.
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
In December 2016, our compensation committee modified the LTIP to allow grants of service- and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings available under our revolving credit facility.
Business and Talent Acquisitions
As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups, or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings available under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our credit agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving credit facility, and the overall credit and equity market environments. We completed two business acquisitions during the first and fourth quarters of fiscal 2022, which is further described in Note 2, "Business Acquisition” in Part I, Item I, “Financial Statements” of this report.
Share Repurchases
In March 2023, we announced that our Board of Directors authorized an expansion of our existing share repurchase program of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During the fiscal quarter ended April 1, 2023, we repurchased and retired 180,881 shares under our share repurchase program at an average price per share of $113.76. During the fiscal quarter ended April 2, 2022, we repurchased and retired 56,665 shares under our share repurchase program at an average price per share of $87.46.
As of April 1, 2023, we had approximately $22.3 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter ended April 1, 2023, we paid dividends and dividend equivalents of $2.7 million. During the fiscal quarter ended April 2, 2022, we paid dividends and dividend equivalents of $2.4 million.
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
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the three months ended April 1, 2023. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2022 Form 10-K.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2023.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2023. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K. There have been no material changes to these risk factors during the quarter ended April 1, 2023.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended April 1, 2023. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2023.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2023 to January 28, 2023	—	$—	—	$22,854,204
January 29, 2023 to February 25, 2023	3,745	$121.18	—	$22,854,204
February 26, 2023 to April 1, 2023	193,750	$113.53	180,881	$22,277,111
_______________________________
(1)During the four weeks ended February 25, 2023, we accepted 3,745 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $121.18. During the five weeks ended April 1, 2023, we accepted 12,869 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $110.27.
(2)On March 2, 2023, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the five weeks ended April 1, 2023, we repurchased and retired 180,881 shares under this program at an average price per share of $113.76. Approximately $22.3 million was available for future repurchases under this program as of April 1, 2023. We expect to continue to repurchase shares under this program.
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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended April 1, 2023 and April 2, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended April 1, 2023 and April 2, 2022, (iii) Condensed Consolidated Balance Sheets (unaudited) at April 1, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended April 1, 2023 and April 2, 2022, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarters ended April 1, 2023 and April 2, 2022, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: May 4, 2023	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: May 4, 2023	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer