Form 10-Q
period 2023-07-01
CRA INTERNATIONAL, INC.
filed 2023-08-03
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, no par value per share	7,001,716 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended July 1, 2023 and July 2, 2022	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended July 1, 2023 and July 2, 2022	4
	Condensed Consolidated Balance Sheets (unaudited)—July 1, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended July 1, 2023 and July 2, 2022	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended July 1, 2023 and July 2, 2022	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults Upon Senior Securities	26
ITEM 4.	Mine Safety Disclosures	26
ITEM 5.	Other Information	26
ITEM 6.	Exhibits	27
Signatures		28

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues	$161,965	$149,102	$314,810	$297,484
Costs of services (exclusive of depreciation and amortization)	113,333	103,076	221,170	207,136
Selling, general and administrative expenses	29,846	27,963	58,218	53,780
Depreciation and amortization	2,872	3,050	5,815	6,026
Income from operations	15,914	15,013	29,607	30,542
Interest expense, net	(1,616)	(468)	(2,187)	(676)
Foreign currency gains (losses), net	(686)	1,700	(1,214)	1,899
Income before provision for income taxes	13,612	16,245	26,206	31,765
Provision for income taxes	4,104	4,602	7,780	8,696
Net income	$9,508	$11,643	$18,426	$23,069
Net income per share:
Basic	$1.36	$1.60	$2.61	$3.15
Diluted	$1.34	$1.57	$2.56	$3.09
Weighted average number of shares outstanding:
Basic	6,983	7,263	7,051	7,311
Diluted	7,080	7,380	7,166	7,442
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$9,508	$11,643	$18,426	$23,069
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	1,074	(3,860)	2,126	(5,032)
Comprehensive income	$10,582	$7,783	$20,552	$18,037
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,271	$31,447
Accounts receivable, net of allowances of $3,823 and $2,640, respectively	140,160	143,644
Unbilled services, net of allowances of $1,089 and $1,120, respectively	72,935	51,343
Prepaid expenses and other current assets	15,218	12,760
Forgivable loans	12,134	9,666
Total current assets	254,718	248,860
Property and equipment, net	42,443	45,582
Goodwill	93,899	92,922
Intangible assets, net	7,886	8,588
Right-of-use assets	90,627	96,725
Deferred income taxes	9,402	9,163
Forgivable loans, net of current portion	48,863	46,790
Other assets	3,220	2,287
Total assets	$551,058	$550,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,909	$27,584
Accrued expenses	107,173	155,864
Deferred revenue and other liabilities	8,999	12,016
Current portion of lease liabilities	16,386	15,972
Current portion of deferred compensation	3,523	5,689
Revolving line of credit	80,000	—
Total current liabilities	238,990	217,125
Non-current liabilities:
Deferred compensation and other non-current liabilities	10,343	15,677
Non-current portion of lease liabilities	97,938	106,008
Deferred income taxes	1,001	953
Total non-current liabilities	109,282	122,638
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,969,236 and 7,149,884 shares issued and outstanding, respectively	468	1,743
Retained earnings	215,173	224,392
Accumulated other comprehensive loss	(12,855)	(14,981)
Total shareholders’ equity	202,786	211,154
Total liabilities and shareholders’ equity	$551,058	$550,917
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES:
Net income	$18,426	$23,069
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	5,815	6,026
Right-of-use asset amortization	7,193	6,825
Deferred income taxes	(236)	(165)
Share-based compensation expense	2,098	2,078
Bad debt expense (recovery)	392	(262)
Unrealized foreign currency remeasurement (gains) losses, net	(62)	(309)
Changes in operating assets and liabilities:
Accounts receivable	4,676	(13,435)
Unbilled services	(21,091)	(23,114)
Prepaid expenses and other current assets, and other assets	(3,247)	(1,572)
Forgivable loans	(4,374)	(9,992)
Incentive cash awards	4,029	3,271
Accounts payable, accrued expenses, and other liabilities	(69,747)	(63,093)
Lease liabilities	(8,851)	(8,139)
Net cash used in operating activities	(64,979)	(78,812)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,282)	(2,067)
Consideration paid for acquisition, net	(570)	(10,185)
Net cash used in investing activities	(1,852)	(12,252)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	—	341
Borrowings under revolving line of credit	105,000	70,000
Repayments under revolving line of credit	(25,000)	—
Tax withholding payments reimbursed by shares	(2,009)	(975)
Cash dividends paid	(5,230)	(4,636)
Repurchase of common stock	(23,577)	(22,630)
Net cash provided by financing activities	49,184	42,100
Effect of foreign exchange rates on cash and cash equivalents	471	(1,545)
Net decrease in cash and cash equivalents	(17,176)	(50,509)
Cash and cash equivalents at beginning of period	31,447	66,130
Cash and cash equivalents at end of period	$14,271	$15,621

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$376	$(184)
Excise tax on share repurchases	$(200)	$—
Right-of-use assets obtained in exchange for lease obligations	$190	$2,020
Supplemental cash flow information:
Cash paid for taxes	$6,218	$7,532
Cash paid for interest	$2,178	$452
Cash paid for amounts included in operating lease liabilities	$11,077	$10,584
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED JULY 1, 2023 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 31, 2022	7,149,884	$1,743	$224,392	$(14,981)	$211,154
Net income	—	—	8,918	—	8,918
Foreign currency translation adjustment	—	—	—	1,052	1,052
Exercise of stock options	—	—	—	—	—
Share-based compensation expense	—	940	—	—	940
Restricted shares vesting	45,544	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(16,614)	(1,873)	—	—	(1,873)
Shares repurchased	(180,881)	(810)	(19,767)	—	(20,577)
Accrued excise tax on shares repurchased	—	—	(173)	—	(173)
Accrued dividends on unvested shares	—	—	45	—	45
Cash dividends paid ($0.36 per share)	—	—	(2,702)	—	(2,702)
BALANCE AT APRIL 1, 2023	6,997,933	$—	$210,713	$(13,929)	$196,784
Net income	—	—	9,508	—	9,508
Foreign currency translation adjustment	—	—	—	1,074	1,074
Exercise of stock options	—	—	—	—	—
Share-based compensation expense	—	1,158	—	—	1,158
Restricted shares vesting	3,630	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(1,237)	(136)	—	—	(136)
Shares repurchased	(31,090)	(554)	(2,446)	—	(3,000)
Accrued excise tax on shares repurchased	—	—	(27)	—	(27)
Accrued dividends on unvested shares	—	—	(47)	—	(47)
Cash dividends paid ($0.36 per share)	—	—	(2,528)	—	(2,528)
BALANCE AT JULY 1, 2023	6,969,236	$468	$215,173	$(12,855)	$202,786
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED July 2, 2022 (unaudited)
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
2. Business Acquisitions
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
For the acquired assets and assumed liabilities, CRA has paid $10.6 million, net, the amount of which was based on adjusted estimates of certain net working capital items. In addition, CRA issued $7.9 million of forgivable loans and agreed to provide other deferred compensation to key employees and a non-employee expert, which is treated as post-transaction compensation expense over the term of the loan.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On November 29, 2022, CRA acquired substantially all of the business assets and assumed certain liabilities of bioStrategies Group, Inc. (“bSG”), a Chicago-based consulting firm focused on developing commercial strategies for healthcare products and technologies. The acquisition expands CRA’s business opportunities, expertise, and market presence with the addition of 17 colleagues with an office in Chicago, Illinois. The acquisition has been accounted for as a business combination, and the results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The acquisition of bSG is not significant to our overall results presented in our condensed consolidated financial statements.
3. Revenues and Allowances
The contracts CRA enters into and operates under specify whether the projects are billed on a time-and-materials or a fixed-price basis. Time-and-materials contracts are typically used for litigation, regulatory, and financial consulting projects while fixed-price contracts are principally used for management consulting projects. In general, project costs are classified in costs of services, exclusive of depreciation and amortization, and are based on the direct salary of CRA’s employee consultants on the engagement, plus all direct expenses incurred to complete the project, including any amounts billed to CRA by its non-employee experts.
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Consulting services revenues:
Fixed-price	$28,082	$27,541	$54,859	$56,314
Time-and-materials	133,883	121,561	259,951	241,170
Total	$161,965	$149,102	$314,810	$297,484

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Consulting services revenues:
United States	$126,894	$120,168	$244,766	$237,087
United Kingdom	26,396	20,843	52,045	43,253
Other	8,675	8,091	17,999	17,144
Total	$161,965	$149,102	$314,810	$297,484

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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Bad debt expense (recovery), net	$392	$(141)	$392	$(262)
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Reimbursable expenses	$17,252	$16,441	$31,233	$32,645
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of July 1, 2023 and December 31, 2022.
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

	July 1, 2023	December 31, 2022
Contract liabilities	$3,213	$6,977
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Amounts included in contract liabilities at the beginning of the period	$2,832	$3,331	$6,194	$7,656
Performance obligations satisfied in previous periods	$3,298	$2,628	$2,744	$2,150

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
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 1, 2023	December 31, 2022
Beginning balance	$56,456	$48,591
Advances	17,592	34,984
Repayments	(616)	(25)
Reclassifications from accrued expenses or to other assets (1)	—	(2,192)
Amortization	(12,600)	(24,403)
Effects of foreign currency translation	165	(499)
Ending balance	$60,997	$56,456
Current portion of forgivable loans	$12,134	$9,666
Non-current portion of forgivable loans	$48,863	$46,790
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal-year-to-date period ended July 1, 2023 are summarized as follows (in thousands):

Goodwill	$164,815
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 31, 2022	92,922
Additions due to acquisitions	415
Foreign currency translation adjustment	562
Goodwill, net at July 1, 2023	$93,899
Goodwill at July 1, 2023, is comprised of goodwill of $165.8 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal-year-to-date period ended July 1, 2023 or during the fiscal year ended December 31, 2022.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		July 1, 2023			December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$13,800	$(5,914)	$7,886	$13,800	$(5,212)	$8,588
There were no impairment losses related to intangible assets during the fiscal-year-to-date period ended July 1, 2023 or during the fiscal year ended December 31, 2022. As a result of the Welch Consulting acquisition, CRA recognized approximately $4.2 million of intangible assets related to customer relationships in the first quarter of fiscal 2022. As a result of the bSG acquisition, CRA recognized approximately $1.4 million of intangible assets related to customer relationships in the fourth quarter of fiscal 2022. Amortization expense related to intangible assets was $0.3 million and $0.7 million for the fiscal quarter and fiscal year-to-date period ended July 1, 2023, respectively, $0.3 million and $0.6 million for the fiscal quarter and fiscal year-to-date period ended July 2, 2022, respectively.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 1, 2023	December 31, 2022
Compensation and related expenses	$84,844	$138,728
Performance awards	12,021	9,359
Direct project accruals	2,892	1,783
Other	7,416	5,994
Total accrued expenses	$107,173	$155,864
As of July 1, 2023 and December 31, 2022, approximately $62.7 million and $116.1 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
7. Income Taxes
For the fiscal quarters ended July 1, 2023 and July 2, 2022, CRA’s effective income tax rate (“ETR”) was 30.1% and 28.3%, respectively. The ETR for the second quarter of fiscal 2023 was higher than the second quarter of fiscal 2022 primarily due to an increase in nondeductible meals and entertainment expenses and an increase in the U.K. statutory rate from 19% to 25% effective April 1, 2023, with a blended rate of 23.5% for the fiscal year. The increase in the tax impact of the meals expense is a result of the expiration of the relief provided by The Consolidated Appropriations Act, 2021, whereby the deduction for business meals from restaurants was 100% during 2021 and 2022 and reverted back to 50% in 2023.
For the fiscal year-to-date periods ended July 1, 2023 and July 2, 2022, CRA's ETR was 29.7% and 27.4%, respectively. The ETR for the current fiscal year-to-date period was higher than the prior year-to-date period primarily due to the same items noted above, as well as a decrease in the tax benefit related to share-based compensation.
In fiscal 2020, as a result of both a qualitative and quantitative analysis, certain amounts of previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the condensed consolidated statements of comprehensive income. During the fiscal quarter ended July 1, 2023, deferred taxes have been assessed as immaterial related to foreign exchange translation and not recorded. Deferred income taxes or foreign withholding taxes, estimated to be $0.4 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income,” and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company had net share repurchases of $2.7 million for the fiscal quarter ended July 1, 2023 resulting in a tax payable of $0.03 million. As the Company's issued and outstanding common stock on the condensed consolidated balance sheet is classified as permanent equity, the excise tax is treated as a specific incremental cost directly attributable to the repurchase. As such, the excise tax is charged against the gross proceeds and recorded within equity with an offsetting excise tax liability recognized.
8. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended July 1, 2023 and July 2, 2022.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended July 1, 2023 and July 2, 2022.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income — basic	$9,508	$11,643	$18,426	$23,069
Less: net income attributable to participating shares	34	48	69	95
Net income — diluted	$9,474	$11,595	$18,357	$22,974
Denominator:
Weighted average shares outstanding — basic	6,983	7,263	$7,051	$7,311
Effect of dilutive stock options and restricted stock units	97	117	115	131
Weighted average shares outstanding — diluted	7,080	7,380	7,166	7,442
Net income per share:
Basic	$1.36	$1.60	$2.61	$3.15
Diluted	$1.34	$1.57	$2.56	$3.09
For the fiscal quarter and fiscal year-to-date period ended July 1, 2023, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 17,120 and 4,329 shares, respectively. There were no anti-dilutive share-based awards for the fiscal quarter and fiscal year-to-date period ended July 2, 2022.
9. Fair Value of Financial Instruments
The following tables show CRA's financial instruments recorded in the condensed consolidated financial statements which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	July 1, 2023
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,092
Total Liabilities	$—	$—	$1,092

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,056
Total Liabilities	$—	$—	$1,056

The contingent consideration liability pertains to estimated future contingent consideration payments related to the acquisition of bSG, an independent consulting firm. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 1, 2023	December 31, 2022
Beginning balance	$1,056	$—
Acquisition-related contingent consideration	—	1,056
Accretion	36	—
Ending balance	$1,092	$1,056
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
There were $80.0 million in borrowings outstanding under the revolving credit facility as of July 1, 2023 and no borrowings outstanding as of December 31, 2022. As of July 1, 2023, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of July 1, 2023, CRA was in compliance with the covenants of the Credit Agreement.
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
12. Subsequent Events
On August 3, 2023, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.36 per common share, payable on September 8, 2023 to shareholders of record as of August 29, 2023.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of July 1, 2023 remain unchanged from December 31, 2022. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 2, 2023 (the "2022 Form 10-K") for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended July 1, 2023, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended July 2, 2022
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.0	69.1	70.3	69.6
Selling, general and administrative expenses	18.4	18.8	18.5	18.1
Depreciation and amortization	1.8	2.0	1.8	2.0
Income from operations	9.8	10.1	9.4	10.3
Interest expense, net	(1.0)	(0.3)	(0.7)	(0.2)
Foreign currency gains (losses), net	(0.4)	1.1	(0.4)	0.6
Income before provision for income taxes	8.4	10.9	8.3	10.7
Provision for income taxes	2.5	3.1	2.5	2.9
Net income	5.9%	7.8%	5.9%	7.8%

Fiscal Quarter Ended July 1, 2023, Compared to the Fiscal Quarter Ended July 2, 2022
Revenues. Revenues increased by $12.9 million, or 8.6%, to $162.0 million for the second quarter of fiscal 2023 from $149.1 million for the second quarter of fiscal 2022. Utilization decreased to 72% for the second quarter of fiscal 2023 from 77% for the second quarter of fiscal 2022, while consultant headcount grew 12.5% from 863 at the end of the second quarter of fiscal 2022 to 971 at the end of the second quarter of fiscal 2023.
Overall, revenues outside of the U.S. represented approximately 22% and 19% of net revenues for the second quarters of fiscal 2023 and fiscal 2022, respectively. Revenues derived from fixed-price projects decreased to 17% of net revenues for the second quarter of fiscal 2023 compared with 18% of net revenues for the second quarter of fiscal 2022. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $10.2 million, or 10.0%, to $113.3 million for the second quarter of fiscal 2023 from $103.1 million for the second quarter of fiscal 2022. The increase in costs of services was due to an increase in employee compensation and fringe benefit costs of $8.6 million primarily as a result of a higher headcount, an increase in client reimbursable expenses of $0.8 million, and an increase in forgivable loan amortization of $0.7 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 70.0% for the second quarter of fiscal 2023 from 69.1% for the second quarter of fiscal 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.8 million, or 6.7%, to $29.8 million for the second quarter of fiscal 2023 from $28.0 million for the second quarter of fiscal 2022. Within this category of expenses, there was a $0.8 million increase in rent expense, a $0.7 million increase in travel and entertainment, a $0.5 million increase in employee compensation and fringe benefit costs, a $0.5 million increase in bad debt expense, a $0.4 million increase in legal and professional fees, and a $0.3 million increase in software subscription and data services. Partially offsetting the increase in these expenses was a $1.4 million decrease in commissions to our non-employee experts for the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.4% for the second quarter of fiscal 2023 from 18.8% for the second quarter of fiscal 2022. Commissions to our non-employee experts decreased to 2.3% of revenues for the second quarter of fiscal 2023 compared to 3.5% of revenues the second quarter of fiscal 2022.
Provision for Income Taxes. The income tax provision was $4.1 million and the effective tax rate ("ETR") was 30.1% for the second quarter of fiscal 2023 compared to $4.6 million and 28.3% for the second quarter of fiscal 2022. The ETR for the current fiscal quarter was higher than the prior year fiscal quarter primarily due to an increase in nondeductible meals and entertainment expenses and an increase in the U.K. statutory rate from 19% to 25% effective April 1, 2023, with a blended rate of 23.5% for the fiscal year. The increase in the tax impact of the meals expense is a result of the expiration of the relief provided by The Consolidated Appropriations Act, 2021, whereby the deduction for business meals from restaurants was 100% during 2021 and 2022 and reverted back to 50% in 2023. The ETR for the second quarter of fiscal 2023 was higher than the combined federal and state statutory tax rate primarily due to nondeductible compensation paid to executive officers and nondeductible meals and entertainment expenses. The ETR for the second quarter of fiscal 2022 was higher than the combined federal and state statutory tax rate primarily due to nondeductible items including compensation paid to executive officers and entertainment expenses, along with an increase in the valuation allowance, partially offset by the U.S. benefit from foreign-derived intangible income ("FDII").
Net Income. Net income decreased to $9.5 million for the second quarter of fiscal 2023 from $11.6 million for the second quarter of fiscal 2022. The net income per diluted share was $1.34 per share for the second quarter of fiscal 2023, compared to $1.57 of net income per diluted share for the second quarter of fiscal 2022. Weighted average diluted shares outstanding decreased by approximately 300,000 shares to approximately 7,080,000 shares for the second quarter of fiscal 2023 from approximately 7,380,000 shares for the second quarter of fiscal 2022. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since July 2, 2022, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since July 2, 2022.

Fiscal Year-to-Date Period Ended July 1, 2023, Compared to the Fiscal Year-to-Date Period Ended July 2, 2022
Revenues. Revenues increased by $17.3 million, or 5.8%, to $314.8 million for the fiscal year-to-date period ended July 1, 2023 from $297.5 million for the fiscal year-to-date period ended July 2, 2022. Utilization decreased to 71% for the fiscal year-to-date period ended July 1, 2023 from 75% for the fiscal year-to-date period ended July 2, 2022, while consultant headcount increased 12.5% from 863 at the end of the second quarter of fiscal 2022 to 971 at the end of the second quarter of fiscal 2023.
Overall, revenues outside of the U.S. represented approximately 22% and 20% of net revenues for the fiscal year-to-date periods ended July 1, 2023 and July 2, 2022, respectively. Revenues derived from fixed-price projects decreased to 17% of net revenues for the fiscal year-to-date period ended July 1, 2023 compared with 19% of net revenues for the fiscal year-to-date period ended July 2, 2022. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $14.1 million, or 6.8%, to $221.2 million for the fiscal year-to-date period ended July 1, 2023 from $207.1 million for the fiscal year-to-date period ended July 2, 2022. The increase in costs of services was due to an increase of $13.1 million in employee compensation and fringe benefit costs primarily as a result of a higher headcount and an increase in forgivable loan amortization of $2.4 million, partially offset by a decrease in client reimbursable expenses of $1.4 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 70.3% for the fiscal year-to-date period ended July 1, 2023 from 69.6% for the fiscal year-to-date period ended July 2, 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or 8.3%, to $58.2 million for the fiscal year-to-date period ended July 1, 2023 from $53.8 million for the fiscal year-to-date period ended July 2, 2022. Within this category of expenses, there was a $2.0 million increase in travel and entertainment, a $1.2 million increase in rent expense, a $1.1 million increase in employee compensation and fringe benefit costs, a $1.0 million increase in miscellaneous and other costs, a $0.8 million increase in software subscription and data services, and a $0.7 million increase in bad debt expense. Partially offsetting the increase in these expenses was a $2.4 million decrease in commissions to our non-employee experts for the fiscal year-to-date period ended July 1, 2023 as compared to the fiscal year-to-date period ended July 2, 2022.
As a percentage of revenues, selling, general and administrative expenses increased to 18.5% for the fiscal year-to-date period ended July 1, 2023 from 18.1% for the fiscal year-to-date period ended July 2, 2022. Commissions to our non-employee experts decreased to 2.3% of revenues for the fiscal year-to-date period ended July 1, 2023 compared to 3.3% of revenues for the fiscal year-to-date period ended July 2, 2022.
Provision for Income Taxes. The income tax provision was $7.8 million and the ETR was 29.7% for the fiscal year-to-date period ended July 1, 2023, compared to $8.7 million and 27.4% for the fiscal year-to-date period ended July 2, 2022. The ETR for the current fiscal year-to-date period was higher than the prior fiscal year-to-date period primarily due to a decrease in the tax benefit related to share-based compensation, an increase in nondeductible meals and entertainment expenses, and an increase in the U.K. statutory rate from 19% to 25% effective April 1, 2023, with a blended rate of 23.5% for the fiscal year. The increase in the tax impact of the meals expense is a result of the expiration of the relief provided by The Consolidated Appropriations Act, 2021, whereby the deduction for business meals from restaurants was 100% during 2021 and 2022 and reverted back to 50% in 2023. The ETR for the current fiscal year-to-date period was higher than the combined federal and state statutory tax rate primarily due to nondeductible compensation paid to executive officers and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation. The ETR for the fiscal year-to-date period ended July 2, 2022 was approximately the same as the combined federal and state statutory tax rate and included offsetting items primarily related to the tax benefit for share-based compensation and nondeductible compensation paid to executive officers.
Net Income. Net income decreased by $4.7 million to $18.4 million for the fiscal year-to-date period ended July 1, 2023 from $23.1 million for the fiscal year-to-date period ended July 2, 2022. The diluted net income per share was $2.56 for the fiscal year-to-date period ended July 1, 2023, compared to diluted net income per share of $3.09 for the fiscal year-to-date period ended July 2, 2022. Weighted average diluted shares outstanding decreased by approximately 276,000 to approximately 7,166,000 shares for the fiscal year-to-date period ended July 1, 2023 from approximately 7,442,000 shares for the fiscal year-to-date period ended July 2, 2022. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since July 2, 2022, offset in part by the vesting of restricted stock and time-vesting restricted stock units and the exercise of stock options since July 2, 2022.

Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended July 1, 2023
We believe that our current cash and cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal year-to-date period ended July 1, 2023, cash and cash equivalents decreased by $17.2 million. We completed the period with cash and cash equivalents of $14.3 million. The principal drivers of the decrease of cash and cash equivalents was payment of a significant portion of our fiscal 2022 performance bonuses in the first and second quarters of fiscal 2023, the repurchase of shares, and the payment of dividends, offset by net borrowings of $80.0 million.
During the fiscal year-to-date period ended July 1, 2023, working capital (defined as current assets less current liabilities) decreased by $16.0 million to $15.7 million. The decrease in working capital was principally due to an increase in borrowings of $80.0 million and a decrease in cash and cash equivalents of $17.2 million. Partially offsetting these decreases to working capital was a decrease in accrued expenses of $48.7 million, an increase in accounts receivable and unbilled services of $18.1 million, a decrease in accounts payable of $4.7 million, a decrease in deferred revenue and other liabilities of $3.0 million, an increase in prepaid expenses and other current assets of $2.5 million, an increase in the current portion of our forgivable loans of $2.5 million, and a decrease in the current portion of deferred compensation of $2.2 million.
At July 1, 2023, $4.9 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended July 1, 2023, net cash used in operating activities was $65.0 million. Net income was $18.4 million for the fiscal year-to-date period ended July 1, 2023. Uses of cash for operating activities included a $8.9 million decrease in lease liabilities, a net increase of $16.4 million in accounts receivable and unbilled receivables, and a $3.2 million increase in prepaid expenses and other current assets. Other uses of cash included a decrease in accounts payable, accrued expenses, and other liabilities of $69.7 million, primarily due to the payment of a significant portion of our fiscal 2022 performance bonuses and performance awards, and an increase in forgivable loans for the period of $4.4 million, which was primarily driven by $17.0 million of forgivable loan issuances, net of repayments, offset by $12.6 million of forgivable loan amortization.
Cash used in operations included incentive cash award expense of $4.0 million, non-cash depreciation and amortization expense of $5.8 million, right-of-use amortization of $7.2 million, and share-based compensation expenses of $2.1 million.
During the fiscal year-to-date period ended July 1, 2023, net cash used in investing activities was $1.9 million, which included $0.6 million of net consideration paid for the acquisitions of Welch Consulting and bSG, and $1.3 million for capital expenditures, primarily related to purchases of computer equipment.
During the fiscal year-to-date period ended July 1, 2023, net cash provided by financing activities was $49.2 million, primarily as a result of net borrowings under the revolving credit facility of $80.0 million. Offsetting these increases in cash provided by financing activities were repurchases of common stock of $23.6 million, payment of cash dividends of $5.2 million, and tax withholding payments reimbursed by restricted shares on vesting of $2.0 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. We do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. At July 1, 2023, the remainder of our asset retirement obligations and redecoration obligations are approximately $2.8 million and are expected to be paid between fiscal year 2026 and fiscal year 2031 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.

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
There was $80.0 million in borrowings outstanding under the revolving credit facility as of July 1, 2023 and no borrowings outstanding as of December 31, 2022. As of July 1, 2023, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of July 1, 2023, CRA was in compliance with the covenants of the Credit Agreement.
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

Our Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), authorizes the grant of a variety of incentive and performance equity awards to our directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. At the annual meeting of our shareholders held on July 13, 2023, our shareholders approved amendments to our Amended and Restated 2006 Equity Incentive Plan (as so amended, the “Plan”) which, among other things, (i) increased the maximum number of shares issuable under the Plan by 500,000 shares of our common stock, no par value, (ii) limited the term of any stock appreciation right to ten years, (iii) made other minor revisions to further clarify the terms of the Plan and (iv) included certain amendments to the French Sub-plan which is part of the Plan.
In 2009, the compensation committee of our Board of Directors adopted our long-term incentive program, (the "LTIP"), as a framework for equity grants made under our 2006 equity incentive plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units.
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
Business and Talent Acquisitions
As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups, or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings available under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our credit agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving credit facility, and the overall credit and equity market environments. We completed two business acquisitions during the first and fourth quarters of fiscal 2022, which are further described in Note 2, "Business Acquisitions” in Part I, Item I, “Financial Statements” of this report.
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
During the fiscal quarter and fiscal year-to-date period ended July 1, 2023, we repurchased and retired 31,090 shares and 211,971 shares, respectively, under our share repurchase program at an average price per share of $96.49 and $111.23, respectively. During the fiscal quarter and fiscal year-to-date period ended July 2, 2022, we repurchased and retired 211,345 shares and 268,010 shares under our share repurchase program at an average price per share of $83.63 and $84.44, respectively.
As of July 1, 2023, we had approximately $19.3 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended July 1, 2023, we paid dividends and dividend equivalents of $2.5 million and $5.2 million, respectively. During the fiscal quarter and fiscal year-to-date period ended July 2, 2022, we paid dividends and dividend equivalents of $2.3 million and $4.6 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended July 1, 2023. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2022 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2023.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2023. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K. There have been no material changes to these risk factors during the quarter ended July 1, 2023.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.

(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended July 1, 2023. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2023.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 2, 2023 to April 29, 2023	1,237	$109.55	—	$22,277,111
April 30, 2023 to May 27, 2023	31,090	$96.49	31,090	$19,277,193
May 28, 2023 to July 1, 2023	—	$—	—	$19,277,193
_______________________________
(1)During the four weeks ended April 29, 2023, we accepted 1,237 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $109.55.
(2)On March 2, 2023, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended May 27, 2023, we repurchased and retired 31,090 shares under this program at an average price per share of $96.49. Approximately $19.3 million was available for future repurchases under this program as of July 1, 2023. We expect to continue to repurchase shares under this program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
During the period ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. Exhibits

Item No.	Filed with this Form 10-Q	Description
3.1
Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6, 2005 (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K filed on February 27, 2020).

3.2		Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).
10.1		Amended and Restated 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2023)
31.1	X	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	X	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	X	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	X	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	X
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and fiscal year-to-date periods ended July 1, 2023 and July 2, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and fiscal year-to-date periods ended July 1, 2023 and July 2, 2022, (iii) Condensed Consolidated Balance Sheets (unaudited) at July 1, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended July 1, 2023 and July 2, 2022, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal year-to-date periods ended July 1, 2023 and July 2, 2022, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: August 3, 2023	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer