Form 10-Q
period 2023-09-30
CRA INTERNATIONAL, INC.
filed 2023-11-02
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common Stock, no par value per share	7,001,716 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 30, 2023 and October 1, 2022	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 30, 2023 and October 1, 2022	4
	Condensed Consolidated Balance Sheets (unaudited)—September 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 30, 2023 and October 1, 2022	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended September 30, 2023 and October 1, 2022	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults Upon Senior Securities	26
ITEM 4.	Mine Safety Disclosures	26
ITEM 5.	Other Information	26
ITEM 6.	Exhibits	27
Signatures		28

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues	$147,553	$148,441	$462,363	$445,925
Costs of services (exclusive of depreciation and amortization)	105,894	102,267	327,064	309,403
Selling, general and administrative expenses	27,919	28,246	86,137	82,026
Depreciation and amortization	2,947	3,034	8,762	9,060
Income from operations	10,793	14,894	40,400	45,436
Interest expense, net	(1,025)	(667)	(3,212)	(1,343)
Foreign currency gains (losses), net	755	1,667	(459)	3,566
Income before provision for income taxes	10,523	15,894	36,729	47,659
Provision for income taxes	1,927	4,017	9,707	12,713
Net income	$8,596	$11,877	$27,022	$34,946
Net income per share:
Basic	$1.22	$1.66	$3.83	$4.81
Diluted	$1.21	$1.63	$3.78	$4.72
Weighted average number of shares outstanding:
Basic	6,977	7,119	7,026	7,247
Diluted	7,083	7,246	7,138	7,376
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$8,596	$11,877	$27,022	$34,946
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(1,755)	(3,806)	371	(8,838)
Comprehensive income	$6,841	$8,071	$27,393	$26,108
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27,604	$31,447
Accounts receivable, net of allowances of $3,920 and $2,640, respectively	124,876	143,644
Unbilled services, net of allowances of $975 and $1,120, respectively	68,445	51,343
Prepaid expenses and other current assets	17,349	12,760
Forgivable loans	10,428	9,666
Total current assets	248,702	248,860
Property and equipment, net	39,963	45,582
Goodwill	93,467	92,922
Intangible assets, net	7,541	8,588
Right-of-use assets	88,871	96,725
Deferred income taxes	10,412	9,163
Forgivable loans, net of current portion	47,216	46,790
Other assets	2,873	2,287
Total assets	$539,045	$550,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,711	$27,584
Accrued expenses	137,920	155,864
Deferred revenue and other liabilities	7,871	12,016
Current portion of lease liabilities	16,193	15,972
Current portion of deferred compensation	5,553	5,689
Revolving line of credit	32,000	—
Total current liabilities	224,248	217,125
Non-current liabilities:
Deferred compensation and other non-current liabilities	10,467	15,677
Non-current portion of lease liabilities	95,406	106,008
Deferred income taxes	966	953
Total non-current liabilities	106,839	122,638
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,978,941 and 7,149,884 shares issued and outstanding, respectively	1,363	1,743
Retained earnings	221,205	224,392
Accumulated other comprehensive loss	(14,610)	(14,981)
Total shareholders’ equity	207,958	211,154
Total liabilities and shareholders’ equity	$539,045	$550,917
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	September 30, 2023	October 1, 2022
OPERATING ACTIVITIES:
Net income	$27,022	$34,946
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	8,762	9,060
Right-of-use asset amortization	10,602	10,260
Deferred income taxes	(1,257)	(157)
Share-based compensation expense	3,024	3,567
Bad debt expense (recovery)	523	(345)
Unrealized foreign currency remeasurement (gains) losses, net	(112)	(662)
Changes in operating assets and liabilities:
Accounts receivable	18,785	(17,989)
Unbilled services	(17,226)	(30,864)
Prepaid expenses and other current assets, and other assets	(4,006)	(1,883)
Forgivable loans	(2,306)	(7,361)
Incentive cash awards	6,110	4,863
Accounts payable, accrued expenses, and other liabilities	(36,786)	(26,336)
Lease liabilities	(13,162)	(12,114)
Net cash used in operating activities	(27)	(35,015)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,008)	(2,999)
Consideration paid for acquisition, net	(577)	(10,185)
Net cash used in investing activities	(2,585)	(13,184)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	—	760
Borrowings under revolving line of credit	105,000	124,000
Repayments under revolving line of credit	(73,000)	(79,000)
Payments for debt issuance costs	—	(1,008)
Tax withholding payments reimbursed by shares	(2,040)	(1,002)
Cash dividends paid	(7,773)	(6,860)
Repurchase of common stock	(23,577)	(27,630)
Net cash provided by (used in) financing activities	(1,390)	9,260
Effect of foreign exchange rates on cash and cash equivalents	159	(3,098)
Net decrease in cash and cash equivalents	(3,843)	(42,037)
Cash and cash equivalents at beginning of period	31,447	66,130
Cash and cash equivalents at end of period	$27,604	$24,093

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(129)	$(201)
Excise tax on share repurchases	$(190)	$—
Right-of-use assets obtained in exchange for lease obligations	$2,503	$2,146
Supplemental cash flow information:
Cash paid for taxes	$9,953	$11,407
Cash paid for interest	$2,904	$1,026
Cash paid for amounts included in operating lease liabilities	$16,660	$15,864
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED SEPTEMBER 30, 2023 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 31, 2022	7,149,884	$1,743	$224,392	$(14,981)	$211,154
Net income	—	—	8,918	—	8,918
Foreign currency translation adjustment	—	—	—	1,052	1,052
Exercise of stock options	—	—	—	—	—
Share-based compensation expense	—	940	—	—	940
Restricted shares vesting	45,544	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(16,614)	(1,873)	—	—	(1,873)
Shares repurchased	(180,881)	(810)	(19,767)	—	(20,577)
Accrued excise tax on shares repurchased	—	—	(173)	—	(173)
Accrued dividends on unvested shares	—	—	45	—	45
Cash dividends paid ($0.36 per share)	—	—	(2,702)	—	(2,702)
BALANCE AT APRIL 1, 2023	6,997,933	$—	$210,713	$(13,929)	$196,784
Net income	—	—	9,508	—	9,508
Foreign currency translation adjustment	—	—	—	1,074	1,074
Exercise of stock options	—	—	—	—	—
Share-based compensation expense	—	1,158	—	—	1,158
Restricted shares vesting	3,630	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(1,237)	(136)	—	—	(136)
Shares repurchased	(31,090)	(554)	(2,446)	—	(3,000)
Accrued excise tax on shares repurchased	—	—	(27)	—	(27)
Accrued dividends on unvested shares	—	—	(47)	—	(47)
Cash dividends paid ($0.36 per share)	—	—	(2,528)	—	(2,528)
BALANCE AT JULY 1, 2023	6,969,236	$468	$215,173	$(12,855)	$202,786
Net income	—	—	8,596	—	8,596
Foreign currency translation adjustment	—	—	—	(1,755)	(1,755)
Issuance of common stock	—	—	—	—	—
Exercise of stock options	—	—	—	—	—
Share-based compensation expense	—	926	—	—	926
Restricted shares vesting	10,004	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(299)	(31)	—	—	(31)
Shares repurchased	—	—	—	—	—
Accrued excise tax on shares repurchased	—	—	10	—	10
Accrued dividends on unvested shares	—	—	(31)	—	(31)
Cash dividends paid ($0.36 per share)	—	—	(2,543)	—	(2,543)
BALANCE AT SEPTEMBER 30, 2023	6,978,941	$1,363	$221,205	$(14,610)	$207,958
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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed-price contracts, variable consideration to be included in the transaction price of revenue contracts, the useful life of long-lived assets, measurement of operating lease right-of-use assets and liabilities, share-based compensation, valuation of acquired intangible assets, valuation of contingent consideration liabilities, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA’s assumptions based on past experience or other assumptions do not turn out to be substantially accurate.
2. Business Acquisitions
On February 28, 2022, CRA acquired substantially all business assets and assumed certain liabilities of Welch Consulting, Ltd. (“Welch Consulting”), a Texas limited partnership. Welch Consulting provided economic, business, and strategic consulting services principally involving labor and employment issues. The acquisition expanded CRA’s business opportunities, expertise, and market presence with the addition of 45 colleagues and offices in Bryan, Texas; Los Angeles, California; and Washington, D.C. A non-employee expert of CRA served as an agent and attorney-in-fact on behalf of Welch Consulting. The non-employee expert did not and will not receive compensation or a portion of the purchase price as part of the transaction.

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
For the acquired assets and assumed liabilities, CRA paid $10.6 million, net, the amount of which was based on adjusted estimates of certain net working capital items. In addition, CRA issued $7.9 million of forgivable loans and agreed to provide other deferred compensation to key employees and a non-employee expert, which is treated as post-transaction compensation expense over the term of the loan.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On November 29, 2022, CRA acquired substantially all of the business assets and assumed certain liabilities of bioStrategies Group, Inc. (“bSG”), a Chicago-based consulting firm focused on developing commercial strategies for healthcare products and technologies. The acquisition expanded CRA’s business opportunities, expertise, and market presence with the addition of 17 colleagues with an office in Chicago, Illinois. The acquisition has been accounted for as a business combination, and the results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The acquisition of bSG is not significant to the Company's overall results presented in its condensed consolidated financial statements.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Consulting services revenues:
Fixed-price	$26,783	$24,201	$81,642	$80,515
Time-and-materials	120,770	124,240	380,721	365,410
Total	$147,553	$148,441	$462,363	$445,925

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Consulting services revenues:
United States	$117,420	$121,496	$362,186	$358,583
United Kingdom	21,227	20,069	73,272	63,322
Other	8,906	6,876	26,905	24,020
Total	$147,553	$148,441	$462,363	$445,925

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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Bad debt expense (recovery), net	$131	$(83)	$523	$(345)
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Reimbursable expenses	$17,932	$15,009	$49,165	$47,654
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of September 30, 2023 and December 31, 2022.
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

	September 30, 2023	December 31, 2022
Contract liabilities	$2,197	$6,977
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Amounts included in contract liabilities at the beginning of the period	$2,580	$1,831	$6,619	$8,101
Performance obligations satisfied in previous periods	$3,658	$3,495	$2,816	$2,193

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
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	September 30, 2023	December 31, 2022
Beginning balance	$56,456	$48,591
Advances	21,342	34,984
Repayments	(616)	(25)
Reclassifications from accrued expenses or to other assets (1)	(1,200)	(2,192)
Amortization	(18,419)	(24,403)
Effects of foreign currency translation	81	(499)
Ending balance	$57,644	$56,456
Current portion of forgivable loans	$10,428	$9,666
Non-current portion of forgivable loans	$47,216	$46,790
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended September 30, 2023 are summarized as follows (in thousands):

Goodwill, at December 31, 2022	$164,815
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 31, 2022	92,922
Additions due to acquisitions	415
Foreign currency translation adjustment	130
Goodwill, net at September 30, 2023	$93,467
Goodwill at September 30, 2023, is comprised of goodwill of $165.4 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal year-to-date period ended September 30, 2023 or during the fiscal year ended December 31, 2022.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		September 30, 2023			December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$13,800	$(6,259)	$7,541	$13,800	$(5,212)	$8,588
There were no impairment losses related to intangible assets during the fiscal year-to-date period ended September 30, 2023 or during the fiscal year ended December 31, 2022. As a result of the Welch Consulting acquisition, CRA recognized approximately $4.2 million of intangible assets related to customer relationships in the first quarter of fiscal 2022. As a result of the bSG acquisition, CRA recognized approximately $1.4 million of intangible assets related to customer relationships in the fourth quarter of fiscal 2022. Amortization expense related to intangible assets was $0.3 million and $1.0 million for the fiscal quarter and fiscal year-to-date period ended September 30, 2023, respectively, and $0.3 million and $0.9 million for the fiscal quarter and fiscal year-to-date period ended October 1, 2022, respectively.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation and related expenses	$111,174	$138,728
Performance awards	14,891	9,359
Direct project accruals	4,060	1,783
Other	7,795	5,994
Total accrued expenses	$137,920	$155,864
As of September 30, 2023 and December 31, 2022, approximately $86.7 million and $116.1 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
7. Income Taxes
For the fiscal quarters ended September 30, 2023 and October 1, 2022, CRA’s effective income tax rate (“ETR”) was 18.3% and 25.3%, respectively. The ETR for the third quarter of fiscal 2023 was lower than the third quarter of fiscal 2022 primarily due to the release of a valuation allowance in a foreign jurisdiction coupled with the revaluation of the deferred tax asset, partially offset by a decrease in the tax benefit related to share-based compensation, an increase in nondeductible meals and entertainment expenses, and an increase in the U.K. statutory rate from 19% to 25% effective April 1, 2023 with a blended rate of 23.5% for the fiscal year. The increase in the tax impact of the meals expense is a result of the expiration of the relief provided by The Consolidated Appropriations Act, 2021, whereby the deduction for business meals from restaurants was 100% during 2021 and 2022 and reverted back to 50% in 2023.

The change in the total valuation allowance for the current fiscal quarter was a decrease of approximately $0.7 million compared to the same fiscal quarter of the prior year. The $0.7 million decrease is comprised primarily of foreign net operating loss carryforwards that have an indefinite life and are forecasted to be utilized over approximately a forty-year period. The change in assessment was prompted by the enactment of new legislation in the foreign jurisdiction, and as a result, the foreign entity will be profitable in the current and future years.

For the fiscal year-to-date periods ended September 30, 2023 and October 1, 2022, CRA's ETR was 26.4% and 26.7%, respectively. The ETR for the current fiscal year-to-date period was slightly lower than the prior year-to-date period primarily due to the same items noted above.
In fiscal 2020, as a result of both a qualitative and quantitative analysis, certain amounts of previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

component of foreign currency translation adjustments on the condensed consolidated statements of comprehensive income. During the fiscal quarter ended September 30, 2023, deferred taxes have been assessed as immaterial related to foreign exchange translation and not recorded. Deferred income taxes or foreign withholding taxes, estimated to be $0.4 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income,” and a one percent excise tax on net repurchases of stock after December 31, 2022. For the fiscal quarter ended September 30, 2023, net share repurchases were immaterial. As the Company's issued and outstanding common stock on the condensed consolidated balance sheet is classified as permanent equity, the excise tax is treated as a specific incremental cost directly attributable to the repurchase. As such, the excise tax is charged against the gross proceeds and recorded within equity with an offsetting excise tax liability recognized.
8. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended September 30, 2023 and October 1, 2022.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended September 30, 2023 and October 1, 2022.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income — basic	$8,596	$11,877	$27,022	$34,946
Less: net income attributable to participating shares	29	42	98	130
Net income — diluted	$8,567	$11,835	$26,924	$34,816
Denominator:
Weighted average shares outstanding — basic	6,977	7,119	$7,026	$7,247
Effect of dilutive stock options and restricted stock units	106	127	112	129
Weighted average shares outstanding — diluted	7,083	7,246	7,138	7,376
Net income per share:
Basic	$1.22	$1.66	$3.83	$4.81
Diluted	$1.21	$1.63	$3.78	$4.72
For the fiscal quarter and fiscal year-to-date period ended September 30, 2023, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 6,185 and 5,875 shares, respectively. For the fiscal quarter and fiscal year-to-date period ended October 1, 2022, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 997 and 249 shares, respectively.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Fair Value of Financial Instruments
The following tables show CRA's financial instruments recorded in the condensed consolidated financial statements which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,108
Total Liabilities	$—	$—	$1,108

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,056
Total Liabilities	$—	$—	$1,056

The contingent consideration liability pertains to estimated future contingent consideration payments related to the acquisition of bSG, an independent consulting firm. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	September 30, 2023	December 31, 2022
Beginning balance	$1,056	$—
Acquisition-related contingent consideration	—	1,056
Accretion	52	—
Ending balance	$1,108	$1,056
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

There were $32.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2023 and no borrowings outstanding as of December 31, 2022. As of September 30, 2023, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.5 million.
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of September 30, 2023, CRA was in compliance with the covenants of the Credit Agreement.
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
12. Subsequent Events
On November 2, 2023, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.42 per common share, payable on December 8, 2023 to shareholders of record as of November 28, 2023.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of September 30, 2023 remain unchanged from December 31, 2022. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 2, 2023 (the "2022 Form 10-K") for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 30, 2023, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended October 1, 2022
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	71.8	68.9	70.7	69.4
Selling, general and administrative expenses	18.9	19.0	18.6	18.4
Depreciation and amortization	2.0	2.0	1.9	2.0
Income from operations	7.3	10.0	8.7	10.2
Interest expense, net	(0.7)	(0.4)	(0.7)	(0.3)
Foreign currency gains (losses), net	0.5	1.1	(0.1)	0.8
Income before provision for income taxes	7.1	10.7	7.9	10.7
Provision for income taxes	1.3	2.7	2.1	2.9
Net income	5.8%	8.0%	5.8%	7.8%

Fiscal Quarter Ended September 30, 2023, Compared to the Fiscal Quarter Ended October 1, 2022
Revenues. Revenues decreased by $0.8 million, or 0.6%, to $147.6 million for the third quarter of fiscal 2023 from $148.4 million for the third quarter of fiscal 2022. Utilization decreased to 66% for the third quarter of fiscal 2023 from 74% for the third quarter of fiscal 2022, while consultant headcount grew 11.3% from 911 at the end of the third quarter of fiscal 2022 to 1,014 at the end of the third quarter of fiscal 2023.
Overall, revenues outside of the U.S. represented approximately 20% and 18% of net revenues for the third quarters of fiscal 2023 and fiscal 2022, respectively. Revenues derived from fixed-price projects increased to 18% of net revenues for the third quarter of fiscal 2023 compared with 16% of net revenues for the third quarter of fiscal 2022. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $3.6 million, or 3.5%, to $105.9 million for the third quarter of fiscal 2023 from $102.3 million for the third quarter of fiscal 2022. The increase in costs of services was due to an increase in client reimbursable expenses of $2.9 million, an increase in employee compensation and fringe benefit costs of $0.7 million primarily as a result of a higher headcount, partially offset by a decrease in forgivable loan amortization of $0.1 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 71.8% for the third quarter of fiscal 2023 from 68.9% for the third quarter of fiscal 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 1.2%, to $27.9 million for the third quarter of fiscal 2023 from $28.2 million for the third quarter of fiscal 2022. Within this category of expenses, there was a $1.2 million decrease in commissions to our non-employee experts and a $0.4 million decrease in employee compensation and fringe benefit costs. Partially offsetting the decrease in these expenses was a $0.2 million increase in rent expense, a $0.2 million increase in travel and entertainment, a $0.2 million increase in bad debt expense, a $0.5 million increase in miscellaneous and other fees, and a $0.2 million increase in software subscription and data services for the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.9% for the third quarter of fiscal 2023 from 19.0% for the third quarter of fiscal 2022. Commissions to our non-employee experts decreased to 2.4% of revenues for the third quarter of fiscal 2023 compared to 3.2% of revenues the third quarter of fiscal 2022.
Provision for Income Taxes. The income tax provision was $1.9 million and the effective tax rate ("ETR") was 18.3% for the third quarter of fiscal 2023 compared to $4.0 million and 25.3% for the third quarter of fiscal 2022. The ETR for the current fiscal quarter was lower than the prior year fiscal quarter primarily due to the release of a valuation allowance in a foreign jurisdiction, partially offset by a decrease in the tax benefit related to share-based compensation, an increase in nondeductible meals and entertainment expenses, and an increase in the U.K. statutory rate from 19% to 25% effective April 1, 2023 with a blended rate of 23.5% for the fiscal year. The increase in the tax impact of the meals expense is a result of the expiration of the relief provided by The Consolidated Appropriations Act, 2021, whereby the deduction for business meals from restaurants was 100% during 2021 and 2022 and reverted back to 50% in 2023. The ETR for the third quarter of fiscal 2023 was lower than the combined federal and state statutory tax rate primarily due to the same items noted above. The ETR for the third quarter of fiscal 2022 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to share-based compensation, partially offset by non-deductible compensation paid to executive officers.
Net Income. Net income decreased to $8.6 million for the third quarter of fiscal 2023 from $11.9 million for the third quarter of fiscal 2022. The net income per diluted share was $1.21 per share for the third quarter of fiscal 2023, compared to $1.63 of net income per diluted share for the third quarter of fiscal 2022. Weighted average diluted shares outstanding decreased by approximately 163,000 shares to approximately 7,083,000 shares for the third quarter of fiscal 2023 from approximately 7,246,000 shares for the third quarter of fiscal 2022. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since October 1, 2022, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since October 1, 2022.

Fiscal Year-to-Date Period Ended September 30, 2023, Compared to the Fiscal Year-to-Date Period Ended October 1, 2022
Revenues. Revenues increased by $16.5 million, or 3.7%, to $462.4 million for the fiscal year-to-date period ended September 30, 2023 from $445.9 million for the fiscal year-to-date period ended October 1, 2022. Utilization decreased to 69% for the fiscal year-to-date period ended September 30, 2023 from 75% for the fiscal year-to-date period ended October 1, 2022, while consultant headcount increased 11.3% from 911 at the end of the third quarter of fiscal 2022 to 1,014 at the end of the third quarter of fiscal 2023.
Overall, revenues outside of the U.S. represented approximately 22% and 20% of net revenues for the fiscal year-to-date periods ended September 30, 2023 and October 1, 2022, respectively. Revenues derived from fixed-price projects remained flat at 18% of net revenues for the fiscal year-to-date periods ended September 30, 2023 and October 1, 2022. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $17.7 million, or 5.7%, to $327.1 million for the fiscal year-to-date period ended September 30, 2023 from $309.4 million for the fiscal year-to-date period ended October 1, 2022. The increase in costs of services was due to an increase of $13.8 million in employee compensation and fringe benefit costs primarily as a result of a higher headcount, an increase in forgivable loan amortization of $2.3 million, and an increase in client reimbursable expenses of $1.5 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 70.7% for the fiscal year-to-date period ended September 30, 2023 from 69.4% for the fiscal year-to-date period ended October 1, 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.1 million, or 5.0%, to $86.1 million for the fiscal year-to-date period ended September 30, 2023 from $82.0 million for the fiscal year-to-date period ended October 1, 2022. Within this category of expenses, there was a $2.2 million increase in travel and entertainment, a $1.5 million increase in rent expense, a $1.1 million increase in software subscription and data services, a $0.8 million increase in bad debt expense, a $0.8 million increase in training and marketing expenses, $0.7 million increase in employee compensation and fringe benefit costs, and a $0.6 million increase in miscellaneous and other costs. Partially offsetting the increase in these expenses was a $3.6 million decrease in commissions to our non-employee experts for the fiscal year-to-date period ended September 30, 2023 as compared to the fiscal year-to-date period ended October 1, 2022.
As a percentage of revenues, selling, general and administrative expenses increased to 18.6% for the fiscal year-to-date period ended September 30, 2023 from 18.4% for the fiscal year-to-date period ended October 1, 2022. Commissions to our non-employee experts decreased to 2.4% of revenues for the fiscal year-to-date period ended September 30, 2023 compared to 3.3% of revenues for the fiscal year-to-date period ended October 1, 2022.
Provision for Income Taxes. The income tax provision was $9.7 million and the ETR was 26.4% for the fiscal year-to-date period ended September 30, 2023, compared to $12.7 million and 26.7% for the fiscal year-to-date period ended October 1, 2022. The ETR for the current fiscal year-to-date period was lower than the prior fiscal year-to-date period primarily due to the release of a valuation allowance in a foreign jurisdiction, partially offset by a decrease in the tax benefit related to share-based compensation, an increase in nondeductible meals and entertainment expenses, and an increase in the U.K. statutory rate from 19% to 25% effective April 1, 2023 with a blended rate of 23.5% for the fiscal year. The increase in the tax impact of the meals expense is a result of the expiration of the relief provided by The Consolidated Appropriations Act, 2021, whereby the deduction for business meals from restaurants was 100% during 2021 and 2022 and reverted back to 50% in 2023. The ETR for the current fiscal year-to-date period was approximately the same as the combined federal and state statutory tax rate and included offsetting items related to the release of a valuation allowance in a foreign jurisdiction, the tax benefit for share-based compensation, nondeductible meals and entertainment expenses, and nondeductible compensation paid to executive officers. The ETR for the fiscal year-to-date period ended October 1, 2022 was approximately the same as the combined federal and state statutory tax rate and included offsetting items primarily related to the tax benefit for share-based compensation and nondeductible compensation paid to executive officers.
Net Income. Net income decreased by $7.9 million to $27.0 million for the fiscal year-to-date period ended September 30, 2023 from $34.9 million for the fiscal year-to-date period ended October 1, 2022. The diluted net income per share was $3.78 for the fiscal year-to-date period ended September 30, 2023, compared to diluted net income per share of $4.72 for the fiscal year-to-date period ended October 1, 2022. Weighted average diluted shares outstanding decreased by approximately 238,000 to approximately 7,138,000 shares for the fiscal year-to-date period ended September 30, 2023 from approximately 7,376,000 shares for the fiscal year-to-date period ended October 1, 2022. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since October 1, 2022, offset in part by the vesting of restricted stock and time-vesting restricted stock units and the exercise of stock options since October 1, 2022.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended September 30, 2023
We believe that our current cash and cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal year-to-date period ended September 30, 2023, cash and cash equivalents decreased by $3.8 million. We completed the period with cash and cash equivalents of $27.6 million. The principal drivers of the decrease of cash and cash equivalents were payment of a significant portion of our fiscal 2022 performance bonuses in the first and second quarters of fiscal 2023, the repurchase of shares, and the payment of dividends, offset by net borrowings of $32.0 million.
During the fiscal year-to-date period ended September 30, 2023, working capital (defined as current assets less current liabilities) decreased by $7.3 million to $24.5 million. The decrease in working capital was principally due to an increase in borrowings of $32.0 million, a decrease in cash and cash equivalents of $3.8 million, and a decrease in accounts receivable and unbilled services of $1.7 million. Partially offsetting these decreases to working capital was a decrease in accrued expenses of $17.9 million, a decrease in deferred revenue and other liabilities of $4.1 million, a decrease in accounts payable of $2.9 million, an increase in prepaid expenses and other current assets of $4.6 million, an increase in the current portion of our forgivable loans of $0.8 million, and a decrease in the current portion of deferred compensation of $0.1 million.
At September 30, 2023, $3.0 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended September 30, 2023, net cash used in operating activities was $0.1 million. Net income was $27.0 million for the fiscal year-to-date period ended September 30, 2023. Uses of cash for operating activities included a $13.2 million decrease in lease liabilities and a $4.0 million increase in prepaid expenses and other current assets. Other uses of cash included a decrease in accounts payable, accrued expenses, and other liabilities of $36.8 million, primarily due to the payment of a significant portion of our fiscal 2022 performance bonuses and performance awards, and an increase in forgivable loans for the period of $2.3 million, which was primarily driven by $20.7 million of forgivable loan issuances, net of repayments, offset by $18.4 million of forgivable loan amortization, partially offsetting these uses of cash was a net decrease of $1.6 million in accounts receivable and unbilled receivables.
Cash used in operations included incentive cash award expense of $6.1 million, non-cash depreciation and amortization expense of $8.8 million, right-of-use amortization of $10.6 million, and share-based compensation expenses of $3.0 million.
During the fiscal year-to-date period ended September 30, 2023, net cash used in investing activities was $2.6 million, which included $2.0 million for capital expenditures, primarily related to purchases of computer equipment, and $0.6 million of net consideration paid for the acquisitions of Welch Consulting and bSG.
During the fiscal year-to-date period ended September 30, 2023, net cash used in financing activities was $1.4 million, primarily as a result of net borrowings under the revolving credit facility of $32.0 million. Offsetting these increases in cash provided by financing activities were repurchases of common stock of $23.6 million, payment of cash dividends of $7.8 million, and tax withholding payments reimbursed by restricted shares on vesting of $2.0 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At September 30, 2023, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.1 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $2.7 million and are expected to be paid between fiscal year 2026 and fiscal year 2031 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.

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
There was $32.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2023 and no borrowings outstanding as of December 31, 2022. As of September 30, 2023, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.5 million.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of September 30, 2023, CRA was in compliance with the covenants of the Credit Agreement.
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
In 2009, the compensation committee of our Board of Directors adopted our long-term incentive program, (the "LTIP"), as a framework for equity grants made under our 2006 Equity Plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units.
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
During the fiscal quarter ended September 30, 2023, we did not repurchase any shares under this share repurchase program. For the fiscal year-to-date period ended September 30, 2023, we repurchased and retired 211,971 shares under our share repurchase program at an average price per share of $111.23. During the fiscal quarter and fiscal year-to-date period ended October 1, 2022, we repurchased and retired 51,524 shares and 319,534 shares under our share repurchase program at an average price per share of $97.04 and $86.47, respectively.
As of September 30, 2023, we had approximately $19.3 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended September 30, 2023, we paid dividends and dividend equivalents of $2.5 million and $7.8 million, respectively. During the fiscal quarter and fiscal year-to-date period ended October 1, 2022, we paid dividends and dividend equivalents of $2.2 million and $6.9 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended September 30, 2023. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2022 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2023. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K. There have been no material changes to these risk factors during the quarter ended September 30, 2023.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.

(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 30, 2023. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2023.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2, 2023 to July 29, 2023	299	$105.43	—	$19,277,193
July 30, 2023 to August 26, 2023	—	$—	—	$19,277,193
August 27, 2023 to September 30, 2023	—	$—	—	$19,277,193
_______________________________
(1)During the four weeks ended July 29, 2023, we accepted 299 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $105.43.
(2)On March 2, 2023, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended September 30, 2023, we did not repurchase any shares under this share repurchase program. Approximately $19.3 million was available for future repurchases under this program as of September 30, 2023. We expect to continue to repurchase shares under this program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
During the period ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and fiscal year-to-date periods ended September 30, 2023 and October 1, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and fiscal year-to-date periods ended September 30, 2023 and October 1, 2022, (iii) Condensed Consolidated Balance Sheets (unaudited) at September 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended September 30, 2023 and October 1, 2022, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal year-to-date periods ended September 30, 2023 and October 1, 2022, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: November 2, 2023	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: November 2, 2023	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer