Form 10-K
period 2023-12-30
CRA INTERNATIONAL, INC.
filed 2024-02-29
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $102.00 as quoted on the NASDAQ Global Select Market as of such date, was approximately $680.6 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.
As of February 23, 2024, CRA had outstanding 6,964,572 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2023 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 30, 2023.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023

PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements are inherently uncertain, and actual events could differ materially from our predictions. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Risk Factors" in Part 1, Item 1A. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission ("SEC"). You can read these documents at www.sec.gov.
Item 1. Business
Unless otherwise indicated or required by the context, when we use the terms "CRA", "the Company," "us," "we," or "our" we mean CRA International, Inc., a Massachusetts corporation, and its consolidated subsidiaries.
Company Overview
We are a leading global consulting firm specializing in providing economic, financial and management consulting services. We advise clients on economic and financial matters pertaining to litigation and regulatory proceedings, and guide corporations through critical business strategy and performance-related issues. Since our inception in 1965, we have been engaged by clients for our unique combination of functional expertise and industry knowledge, and for our objective solutions to complex problems. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, and policy analysis. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis and, as a result, the parties involved must rely on outside experts. Our analytical strength enables us to reach objective, factual conclusions that help clients make important business and policy decisions and resolve critical disputes. Clients turn to us because we can provide highly credentialed and experienced economic and finance experts to address critical, tough assignments, with high-stakes outcomes.
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
We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, antitrust and competition matters, strategy development, forensic accounting, cybersecurity, information security and privacy matters, labor and employment disputes, transfer pricing issues, valuation of tangible and intangible assets, intellectual property litigation and damages, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate strategy and portfolio analysis, estimation of market demand, environmental, social and corporate governance ("ESG") and sustainability strategy and analysis, design and implementation of auction and competitive bidding, new product pricing strategies, survey and market research, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including blockchain and cryptocurrency; communications and media; consumer products, health, and wellness; energy; entertainment and leisure; financial services; healthcare; life sciences; manufacturing and industrials; natural resources; retail and distribution; technology; and transportation.
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
Industry Overview
Businesses operate in a complex economic, legal, and regulatory environment that creates challenges and opportunities. Companies across industry sectors are seeking strategies appropriate for the economic environment, as well as greater operational efficiencies. To accomplish these objectives, they gather, analyze, and use information to ensure that business decisions are well-informed. In addition, as markets have become global, companies have the opportunity to expand their presence throughout the world, which can expose them to increased competition and the uncertainties of foreign operations. Further, companies rely on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment prompt governments to modify their regulatory strategies. These changes in the regulatory environment and the evolving regulatory posture have led to frequent litigation and interaction with government agencies. Furthermore, as the general business and regulatory environment becomes more complex, private litigation has also become more complicated, protracted, expensive, and important to the parties involved.
As a result, companies rely on sophisticated economic and financial analyses to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as the interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments also rely on economic and finance theory to measure the effects of potentially anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. At times, companies and their counsel may require eDiscovery strategies for data preservation, collection, analysis, reporting, and delivery. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consulting firms, such as ours, for access to the independent and specialized expertise and experience that are not available to them internally. In addition, companies are relying on management consultants for help analyzing, addressing, and solving strategic business problems involving market supply and demand dynamics, supply chains and sourcing, pricing, capital allocation, technology management, portfolio positioning, risk management, merger integration, and improving shareholder value.
Competitive Strengths
We are committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.
Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    Since our inception in 1965, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings, and we also provide management consulting services to companies facing strategic, organizational, and operational challenges. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and management consulting, as evidenced by our high level of repeat business. In addition, we believe our significant name recognition, developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our management consulting practice.
Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of December 30, 2023, we employed 1,004 consultants, which consisted of 156 officers, 527 other senior staff and 321 junior staff. Approximately 75% of our senior staff have advanced degrees, with 41% of the advanced degrees being doctorate degrees. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.
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
Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. Our clients are major firms, and national and international law firms representing such clients, across a multitude of industries that include: blockchain and cryptocurrency; communications and media; consumer products, health, and wellness; energy; entertainment and leisure; financial services; healthcare; life sciences; manufacturing and industrials; natural resources; retail and distribution; technology; and transportation.
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

Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as the University of Chicago, Georgetown University, Texas A&M University, Yale University, Duke University, Brigham Young University, Northwestern University, the University of California at Berkeley, Boston University, the University of Toronto, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.

Services
We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting.
Litigation, Regulatory, and Financial Consulting
In our litigation, regulatory, and financial consulting practices, we typically work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings in such areas as antitrust, accounting and valuation disputes, damages, and labor and employment. Many of the lawsuits and regulatory proceedings in which we are involved are critical assignments with high-stakes outcomes, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a class action case. The ability to formulate and effectively communicate powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Our consultants combine analytical rigor with practical experience and in-depth understanding of industries and markets. Our analytical strength enables us to reach objective, factual conclusions that help our clients make important business and policy decisions and resolve critical disputes. Our consultants work with law firms, corporate counsel, and regulatory agencies to assist in developing “the theory of the case” and in preparing the testimony of expert witnesses from among our employees, our non-employee experts, and others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.
The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements. We provide services, such as economic expertise, analyses, and expert testimony, in these areas:

Areas of Functional Expertise	Description of Area of Service
Antitrust Litigation	Antitrust litigation, including economic analysis of the competitive effects of alleged collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.

Damages & Valuation	Disputes involving lost profits, breach of contract, purchase price, valuation, business interruption, product liability, and fraud, among other damages claims. Calculating damages, providing expert testimony, and critiquing opposing experts’ damages analyses in matters involving disputes in antitrust; intellectual property; securities and other financial market issues; insolvency; property values; contract; employment discrimination; product liability; environmental contamination; and purchase price. Supporting clients with broader corporate valuation services, providing pre-trial evaluations of damages claims and methodologies, and evaluating proposed settlements in class action and other cases.

Financial Accounting & Valuation	Commercial and shareholder disputes; corporate finance damages; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.

Financial Economics	Matters pertaining to financial markets, including regulatory analyses and litigation support for financial institutions in areas of fair lending compliance, credit risk, credit scoring, consumer and mortgage lending, housing markets, international mortgage markets, and securitization.

Forensic & Cyber Investigations	Forensic accounting and analysis of complex accounting issues; fraud, corruption, bribery and embezzlement investigations; financial reporting misstatements, misconduct, and non-compliance allegations; white collar defense; cybercrime, data breach and theft of trade secrets investigations; computer and other digital forensic analyses; actionable business intelligence and reputational due diligence; and other independent professional services that help clients preserve their reputation and support their commitment to integrity.

Insurance Economics	Matters pertaining to advising insurers, regulators, and legislators with respect to management, insurance products, and litigation and regulation.

Areas of Functional Expertise	Description of Area of Service
Intellectual Property	Matters pertaining to all types of intellectual property assets including valuation, litigation, transaction and strategic advisory services, patents, trade secrets, copyrights, and trademarks as well as economic damages in intellectual property litigation, valuations of intellectual property assets for strategic and regulatory purposes, and transactional advisory services for licensing and other intellectual property-rich transactions.

International Arbitration	International arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities. Analyses of valuations and estimates of damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition.

Labor & Employment	All facets of employment litigation including equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act, the Equal Pay Act, and the Americans with Disabilities Act. Providing expert witness and litigation support services, conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act, California overtime laws, and state-specific wage and hour laws.

Mergers & Acquisitions	Assistance for clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the U.K. Competition and Markets Authority, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.

Regulatory Economics & Compliance	Regulatory proceedings and assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.

Risk, Investigations & Analytics	Assistance for clients facing complex legal and business challenges using a multi-disciplinary approach to collect, process, and analyze information, including large and complex data sets from internal and external sources, electronic communications and transactions, insights from public records, social media, and human intelligence. Services include investigative due diligence; independent monitoring; anti-money laundering and financial crimes advisory; litigation support; corporate intelligence; fraud and corruption investigations; asset tracking; social media analytics; account remediation; compliance assessment; and systems investigations.

Securities & Financial Markets	Application of financial economics and accounting to complex litigation and business problems in such areas as securities litigation; securities markets and financial institutions; valuation and damages; and other financial litigation.

Transfer Pricing	All phases of the tax cycle, including planning, documentation, and tax valuation. Also includes audit defense and support in advanced pricing agreements, alternative dispute resolution, and litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax authorities.

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
Industry Expertise
We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

•Blockchain and Cryptocurrency
•Communications & Media
•Consumer Products, Health, & Wellness
•Energy
•Entertainment & Leisure
•Financial Services
•Healthcare
•Life Sciences
•Manufacturing & Industrials
•Natural Resources
•Retail & Distribution
•Technology
•Transportation
Clients
We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2023, fiscal 2022, or fiscal 2021.
We derived approximately 18%, 19%, and 24% of consolidated revenues from fixed-price contracts in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. These contracts are more common in our management consulting practices, and would likely grow in number with expansion of those practices.
Human Capital
As of December 30, 2023, we employed 1,004 consultants, consisting of 156 officers, 527 other senior staff and 321 junior staff. Approximately 75% of our senior staff have advanced degrees, with 41% of the advanced degrees being doctorate degrees, in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.
We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants have backgrounds in many disciplines, including economics, life sciences, engineering, computer science, business, corporate finance, accounting, and mathematics. We are highly selective in our hiring of consultants, recruiting primarily from a select group of leading universities and degree programs, industry, and government. Our recruitment process evaluates an individual's experience, skills, and potential for growth, and we annually meet with our interviewers to discuss effective interviewing strategies including how to evaluate candidates, how to conduct fair and unbiased interviews, and how to answer candidate questions. We believe consultants choose to work for us because of our emphasis on accurate, rigorous analytics and high quality work; a culture that values intellectual curiosity, initiative, and resourcefulness; and a collegial, inclusive, and multi-disciplinary approach to complex client needs. Our training and career development framework and programs are designed to complement on-the-job experience and an employee's pursuit of his or her own career development. Employee consultants participate in structured programs focused on managing teams, technical and empirical knowledge, and building client relationships. Through our ongoing internally-led workshops, speakers deliver presentations and conduct discussions with our employee consultants on various topics ranging from analytical tools to thought leadership material and service capabilities. We also provide scheduled courses designed to improve an employee's professional skills, such as written and oral presentation, marketing techniques, feedback discussions, and business development. Additionally, we encourage our employee consultants to pursue their academic interests through self-directed training modules, our on-demand library of software webinars, and external professional development and continuing education opportunities.
We seek to reward both strong performance and those who demonstrate growth in their careers at CRA. Accordingly, we compensate our senior corporate leaders, practice leaders, key revenue generators, and other employees with salary and a mixture of incentive-based programs that provide for cash and equity compensation. We maintain a discretionary bonus program through which we pay annual, performance-based cash bonuses to our employee consultants and certain other employees. Our long-term incentive program, or "LTIP," is used as a framework for equity grants made under our 2006 equity incentive plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. Our LTIP allows us to grant service- and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. These LTIP cash awards are currently granted under our cash incentive plan and reward our senior corporate leaders, practice leaders and key revenue generators with the opportunity to share in the long-term growth of our business. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP, all other equity compensation awards, and the total bonuses to be distributed under our bonus program, and for establishing performance goals under compensation awards and determining the extent to which these goals are achieved. Our chief executive officer, in his discretion and in consultation with the compensation committee of our Board of Directors, approves the bonuses to be granted to our employees.
To protect our intellectual property and the investment in our client and employee relationships, many of our employee consultants sign confidentiality agreements and non-solicitation agreements. These agreements generally prohibit the employee from soliciting our clients or soliciting or hiring our employees for one year or longer following termination of the person's employment with us.
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
We supplement the personal marketing efforts of our employee consultants with diverse business development and marketing activities, including virtual and in-person seminars and presentations, speaking at and attending relevant conferences, social networking events, podcasts, videos, social media, and extensive thought leadership that we publish in industry, business, economic, legal, or scientific journals. We regularly organize seminars for existing and potential clients featuring panel members that include our employee consultants, non-employee experts, and leading government officials. We have an extensive set of brochures, videos, and infographics organized around our service areas, which describe our experience and capabilities. Our corporate website is another means of marketing our consultants and capabilities as it houses information about our business development activities, engagements, and biographies of our employee consultants and academic affiliates. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy hires, awards, and engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.
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
Risks Related to Our People
We depend upon key employees to generate revenue

Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Many of our employee consultants have signed confidentiality agreements and non-solicitation agreements. We do not have non-competition agreements with a majority of our employee consultants, however, they can terminate their relationships with us at any time. The post-employment restrictions that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that an employee leaves, some clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates the employee's restrictions, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or clients that worked with the employee, or other concerns, outweigh the benefits of any possible legal recovery.
Our business could suffer if we are unable to hire and retain additional qualified consultants as employees
Our business continually requires us to hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could limit our ability to accept or complete engagements and adversely affect our revenues and results of operations. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. These competing employers may be able to offer potential employees greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. We must pay competitive market wages for these employee consultants and increased competition for our target candidates could adversely affect our margins and results of operations.

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
In many cases we seek to include restrictive covenants in our agreements with our non-employee experts, which could include non-competition agreements and/or non-solicitation agreements. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. The restrictive covenants that we may have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, clients working with these non-employee experts may decide that they prefer to continue working with them rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates the expert's restrictive covenants we will consider any legal and equitable remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or clients that worked with the non-employee expert, or other concerns, outweigh the benefits of any possible legal action or recovery.
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
•the impact of earn-outs based on the future performance of our acquired businesses that may deter the acquired company from fully integrating into our existing business; and
•potential difficulties in integrating new employees whose service offerings, expertise, or staffing requirements may vary from our existing employee consultants.
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
Information, technology systems or service failures, or a cybersecurity attack or other compromise of our or our client's confidential or proprietary information, could have a material adverse effect on our reputation, business and results of operations
We rely upon our information and technology infrastructure and systems to operate, manage and run our business and to provide services to our clients. This includes infrastructure and systems for receiving, storing, hosting, analyzing, transmitting and securing our and our clients' sensitive, confidential or proprietary information, including, but not limited to, health and other personally-identifiable information and commercial, financial and consumer data. Our ability to secure and maintain the confidentiality and integrity of this information is critical to our reputation and the success of our businesses. We must comply with applicable U.S. and foreign privacy laws and regulations, including the strict General Data Privacy Regulation ("GDPR") in the European Union, laws that adopt the GDPR as a model (such as Brazil's General Law for the Protection of Privacy), and U.S. state and federal laws such as the California Consumer Protection Act, and these laws are becoming increasingly complex and vary by jurisdiction. The costs of complying with these laws and any fines resulting from lack of compliance, and the other costs of protecting our and our clients' confidential information, could have a material effect on our financial results.
In addition, our information and technology systems may be affected by or subject to events that are out of our control, including, but not limited to, cybersecurity or other malicious attacks, which continue to evolve and pose a constant risk, unauthorized system intrusions by unknown third parties, viruses, malicious software, worms, failures in our or our third party hosting sites' (whether hosted offsite or in the cloud) information and technology systems, disruptions in the Internet or electricity grids, natural disasters, and terrorism. Any of these events could disrupt our or our client's business operations or cause us or our clients to incur unanticipated losses, including the costs of investigating and remediating any such event and any fines related thereto, as well as reputational damage, any of which could have a material adverse effect on our business and results of operations.
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
Risks Related to Our Operations
Changes in global economic, business, health and political conditions could have a material adverse impact on our revenues, results of operations, and financial condition
Overall global economic, business, health and political conditions, as well as conditions specific to the industries we or our clients serve, can affect our clients' businesses and financial condition, their demand or ability to pay for our services, and the market for our services. These conditions, all of which are outside of our control, include but are not limited to merger and acquisition activity levels, the availability, cost and terms of credit, the state of the United States and global financial markets, including the impact of rising inflation rates, the levels of litigation and regulatory and administrative investigations and proceedings, global health crises and pandemics, political developments, geopolitical unrest or other conflicts in foreign nations, natural disasters and the potential impact such developments, uncertainties or further unrest could have on our clients, on the markets in which we operate and on general economic and business conditions. In addition, many of our clients are in highly regulated industries, and regulatory and legislative changes affecting these industries could impact the market for our service offerings, render our current service offerings obsolete, or increase the competition among providers of these services. Although we are not able to predict the positive or negative effects that general changes in global economic, business and political conditions will have on our individual practice areas or our business as a whole, any specific changes in these conditions could have a material adverse impact on our revenues, results of operations and financial condition.

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
The interpretation and application of tax legislation or other changes in taxation of our operations could harm our business, revenue, cash flows and financial results
We are subject to income and other taxes in the U.S. at the state and federal level and also in foreign jurisdictions. Changes in applicable U.S. state, federal or foreign tax laws and regulations, or their interpretation and application, could materially affect our tax expense and profitability.
Future changes in tax laws, treaties or regulations, and their interpretation or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions. As a result, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate, including the United States, which could have a material adverse effect on our business, cash flow, results of operations, financial condition, as well as our effective income tax rate.
Increasing scrutiny and changing expectations from governmental organizations, investors, clients and our colleagues with respect to our ESG-related practices and those of our clients may impose additional costs on us or expose us to new or additional risks
There is increased regulation and focus, including under the European Union’s Corporate Sustainability Reporting Directive and from other governmental organizations, and our investors, clients and employees, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace culture conduct. We continue to evaluate existing, new and proposed governmental requirements, and to monitor, report and assess policies and practices that we believe will align with our client, investor and other third-party imposed ESG-related standards and expectations. For example, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of the Company may lead to negative investor sentiment, stock price fluctuations and the diversion of investment to other companies. If our ESG practices do not meet evolving rules and regulations or investor or other stakeholder expectations and standards (or if we are viewed in a negative light based on positions we do or do not take or work we do or do not perform for certain clients or industries), then our reputation, our ability to attract or retain employee consultants and non-employee experts, and our ability to attract new engagements and clients could be negatively impacted, as could our attractiveness as an investment, service provider, business partner or acquirer. Similarly, our failure or perceived failure to pursue or fulfill our current or future goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts.
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
We may need to take material write-offs for the impairment of goodwill, including if our market capitalization declines
As further described in our Notes to Consolidated Financial Statements, goodwill is monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing the goodwill impairment testing and measurement process, we compare the estimated fair value of our reporting unit to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We determine the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in our industry group. If the estimated fair value of a reporting unit is less than its net book value, an impairment charge would be recorded in our consolidated statement of operations.
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
Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations
We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to accurately estimate third-party vendor expenses and the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. Revenue generated from fixed-price contracts was approximately 18% of our total revenues for the year ended December 30, 2023.

We could incur substantial costs protecting our proprietary rights from infringement or defending against a claim of infringement
As a professional services organization, we may rely on post-employment restrictions with some of our employees and non-employee experts to protect our proprietary rights. These agreements, however, may offer us only limited protection and may not be enforceable in every jurisdiction. In addition, we may incur substantial costs trying to enforce these agreements.
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
Risks Related to Our Competition
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
If our international revenues increase relative to our total revenues, the above listed factors could have a more pronounced effect on our operating results.
Fluctuations in currency exchange rates could adversely affect our operations
We conduct our business in the Americas, Europe, and Australia, and the global scope of our business exposes us to risk of fluctuations in foreign currency markets. Specifically, our results of operations are subject to fluctuations primarily in the British Pound and Euro against the U.S. Dollar as well as the Euro against the British Pound. The fluctuation in foreign currency markets can both increase and decrease our overall revenue and expenses for any fiscal period, and therefore has a resulting negative impact on our reported results of operations and on our ability to predict our future results and earnings accurately. Additionally, global economic events have caused and may continue to cause significant volatility in currency exchange rate fluctuations. Revenue generated from our U.K.-based operations was approximately 15% (which includes currency exchange effects) of our total revenues for the year ended December 30, 2023. We currently do not hedge our exposure to current foreign currency exchange risks by engaging in foreign exchange hedging transactions, though we may do so in the future.
Risks Related to Our Indebtedness
Our debt obligations may adversely impact our financial performance
We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We currently have a revolving credit facility with our bank for up to $250.0 million, which may be decreased at CRA's option to $200.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The amounts available under this revolving credit facility are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on August 19, 2027. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will also depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing or any future revolving credit facility, and the overall credit and equity market environments. There were no borrowings outstanding under the revolving credit facility as of December 30, 2023.
Risks Related to Our Common Stock
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
There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts
Our Board of Directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2023. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Our cybersecurity program and policies establish the responsibilities of individuals and committees tasked with oversight of security risk management and provide broad directives that support implementation for identifying, assessing and managing risks from cybersecurity threats. We conduct an annual information security risk assessment which includes a review of the organization’s performance of administrative, technical and physical safeguards protecting personal and confidential information. Information security related policies are reviewed on an annual basis and approved by the owners of each functional area.
We engage independent third-parties to conduct ethical hacks of key systems, aiding our understanding of control effectiveness and facilitating the implementation of more robust controls. We periodically engage with a third-party assessment firm to conduct reviews of our overall program and to examine our security controls to help us better align our cybersecurity program with industry standards. To monitor and decrease the risks from cybersecurity threats associated with our use of third-party service providers, potential new vendors with a greater degree of system or data access are subjected to a security vetting process prior to engagement. Existing critical vendors that store or process company or client information are reviewed annually through commercially reasonable efforts.
Management and Board Oversight
Our management is responsible for the day-to-day management of the risks that we face, while our Board of Directors, as a whole, has responsibility for the oversight of our enterprise risk management. Under the oversight of the Board of Directors, cybersecurity risk is managed under the direction of our Information Security department, the ISC and the Enterprise Risk Committee (“ERC”). The ISC is a standing committee that acts as a point of escalation for security incidents and is headed by our Chief Information Officer (“CIO”). Our CIO has over 20 years of experience in the IT field, holds a Bachelor of Science in Information Systems and is MCSE certified. Other members of the ISC include IT senior leadership, IT operations and corporate management and a member from our Forensic & Cyber Investigations practice. Other members of the ISC have work experience related to information security issues and/or hold industry certificates, including Certified Information Systems Security Professional (CISSP). The ERC is a standing committee providing oversight on overall enterprise risk. The ERC is chaired by our Chief Legal Counsel and is composed of representatives from senior management. The Board of Directors receives regular updates and reports from members of senior management regarding our cybersecurity risks and protection measures, including any notable cybersecurity incidents, and evaluates risks posed by cybersecurity threats.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
In the event of a cybersecurity incident which jeopardizes the confidentiality, integrity, or availability of our information and technology infrastructure and systems, we utilize a regularly tested incident response plan. The plan defines an organized approach to dealing with cybersecurity incidents, and identifies roles, responsibilities and escalation protocols. The plan is designed to provide an orderly response to incidents, minimize impact, initiate appropriate communications internally and externally, and identify recommendations to mitigate future incidents.
Cybersecurity incidents may be detected through a variety of means, including employee notification to our IT personnel, notification from external parties (e.g., customers, vendors, or service providers), and automated event-detection notifications. Once a potential cybersecurity incident is identified, IT personnel assigned to the incident assess the severity of the event and sensitivity of any compromised data and follow the reporting and escalation procedures set forth in the incident response plan. Events that could have a high impact or that require additional judgment are escalated to the Information Security Council (“ISC”). The ISC designates an incident response team to continue investigation of the incident to determine the extent of exposure and damage, and works to contain the damage and isolate the affected system, apply security measures and ultimately recover systems.
Should a cybersecurity incident be escalated to the ISC, the ISC notifies the Chief Legal Counsel in his capacity as chair of the ERC. In the event of a material cybersecurity incident, the Chief Legal Counsel, as chair of the ERC, would inform the Board of Directors or the executive committee thereof.
Cybersecurity Risks
As of December 30, 2023, we have not had any material incidences involving cybersecurity attacks. However, we face risks associated with cybersecurity threats. Although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cybersecurity policies and procedures to manage the risk of a cybersecurity incident or disruption as described above, there can be no assurance that our security efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See “Risk Factors–Risks Related to Our Client

Relationships–Information, technology systems or service failures, or a cybersecurity attack or other compromise of our or our client's confidential or proprietary information, could have a material adverse effect on our reputation, business and results of operations.”
Item 2. Properties
In the aggregate, as of December 30, 2023, we leased approximately 390,000 square feet of office space in locations around the world, including Boston, San Francisco, Oakland, New York, Chicago, London, and Washington, D.C.
All of our offices are electronically linked and have access to our core consulting tools. We believe our existing office space is adequate to meet our current requirements and that suitable space will be available as needed.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information.    We first offered our common stock to the public on April 23, 1998. Our common stock is traded on the NASDAQ Global Select Market under the symbol CRAI.
Shareholders. We had approximately 62 holders of record of our common stock as of February 23, 2024. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.
Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended December 30, 2023. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2023.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2023 to October 28, 2023	—	$—	—	$19,277,193
October 29, 2023 to November 25, 2023	84,187	$93.13	84,187	$11,436,962
November 26, 2023 to December 30, 2023	10,469	$97.68	—	$11,436,962
_________________________
(1)During the five weeks ended December 30, 2023, we accepted 10,469 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $97.68.
(2)On February 29, 2024, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $35.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $11.4 million and $46.4 million was available for future repurchases under this program as of December 30, 2023 and February 29, 2024, respectively. We expect to continue to repurchase shares under this program.
Shareholder Return Performance Graph and Dividend Information. (1)    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies consisting of Exponent Inc., FTI Consulting Inc. and Huron Consulting Group Inc.
The graph tracks the cumulative shareholder return calculated on a dividend-reinvested basis of a $100 investment in our common stock, in a customized peer group, and in a market index over a 5-year period. The graph assumes the $100 was invested on the last calendar day of 2018 in stock or an index, where the index is calculated on a month-end basis. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2023.

Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., the NASDAQ Composite Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/29/18
12/28/19
1/2/21
1/1/22
12/31/22
12/30/23
CRA International, Inc
NASDAQ Composite
Peer Group

	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023
CRA International, Inc.	$100.00	$133.34	$129.55	$240.51	$319.70	$261.99
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Peer Group	$100.00	$152.42	$167.78	$213.25	$210.07	$236.16
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of the Form 10-K does not address certain items regarding the year ended January 1, 2022. Discussion and analysis of year-to-year comparisons between fiscal 2022 and fiscal 2021 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Utilization and Seasonality
We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 70%, 75%, and 74% for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
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
International Operations
Revenues outside of the U.S. accounted for approximately 21% of our total revenues in fiscal 2023 and 20% of our total revenues in both fiscal 2022 and fiscal 2021, respectively. Revenue by country is detailed in Note 3 to our Notes to Consolidated Financial Statements.
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
Variable consideration to be included in the transaction price is estimated using the expected value method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Variable consideration estimates are based on specific price concessions already granted and those expected to be extended to our clients based on historical realization rates. If actual results in the future vary from our estimates, we adjust these estimates in the period such variances become known.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We account for uncertainties in income tax positions in accordance with Topic 740, Income Taxes ("ASC Topic 740"). The number of years with open tax audits varies depending on the tax jurisdiction.
Recent Accounting Standards
Please refer to the section captioned "Recent Accounting Standards" in Note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.
Results of Operations
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.5	69.4	70.7
Selling, general and administrative expenses	18.4	18.6	17.2
Depreciation and amortization	1.9	2.0	2.3
Income from operations	9.2	9.9	9.8
Interest expense, net	(0.6)	(0.3)	(0.2)
Foreign currency gains (losses), net	(0.2)	0.3	(0.1)
Income before provision for income taxes	8.4	10.0	9.6
Provision for income taxes	2.2	2.6	2.2
Net income	6.2%	7.4%	7.4%

Fiscal 2023 Compared to Fiscal 2022
Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2023 and fiscal 2022 were both 52-week years.
Revenues.    Revenues increased by $33.1 million, or 5.6%, to $624.0 million for fiscal 2023 from $590.9 million for fiscal 2022. Utilization decreased to 70% for fiscal 2023 from 75% for fiscal 2022, while consultant headcount increased by 65 consultants during fiscal 2023. Billable hours increased by 4.1% for fiscal 2023 when compared to fiscal 2022.
Overall, revenues outside of the U.S. increased to 21% of net revenues for fiscal 2023 from 20% for fiscal 2022. Revenues derived from fixed-price engagements decreased to 18% of net revenues for fiscal 2023 from 19% for fiscal 2022. Revenues derived from time-and-materials engagements increased to 82% of net revenues for fiscal 2023 from 81% for fiscal 2022. The percentages of revenue derived from fixed-price engagements depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service engagements.
Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $29.7 million, or 7.2%, to $439.8 million for fiscal 2023 from $410.1 million for fiscal 2022. The increase in costs of services was due primarily to an increase of $26.0 million in employee and incentive compensation attributable to salaries and benefits associated with our increased consulting headcount, an increase in forgivable loan amortization of $2.5 million, and an increase of $1.9 million of client reimbursable expenses in fiscal 2023 compared to fiscal 2022. These increases were partially offset by a decrease of $0.9 million in expense related to contingent consideration in fiscal 2023 compared to fiscal 2022. As a percentage of net revenue, costs of services increased to 70.5% for fiscal 2023 as compared to 69.4% for fiscal 2022.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $5.0 million, or 4.6%, to $115.1 million for fiscal 2023 from $110.1 million for fiscal 2022. This increase was due primarily to a $2.7 million increase in travel and entertainment expenses, $1.5 million increase to employee and incentive compensation, a $1.5 million increase in rent expense, a $1.4 million increase in software subscription and data services, a $0.9 million increase in training and marketing expenses, a $0.8 million increase in bad debt expense, and a $0.8 million increase in other operating expenses. These increases were partially offset by a $0.3 million decrease in legal and professional services. Commissions to our non-employee experts experienced a decrease of $4.3 million.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.4% for fiscal 2023 from 18.6% for fiscal 2022. Commissions to non-employee experts decreased to 2.2% of revenue in fiscal 2023 compared to 3.1% of revenues in fiscal 2022.
Provision for Income Taxes.    For fiscal 2023, our income tax provision was $13.8 million and the effective tax rate ("ETR") was 26.4%, as compared to a provision of $15.2 million and an effective tax rate of 25.8% for fiscal 2022. The effective tax rate for fiscal 2023 was higher than the prior year primarily due to a decrease in the tax benefit related to share-based compensation, an increase in the U.K. statutory tax rate, and an increase in non-deductible meals and entertainment expenses, partially offset by the release of a valuation allowance in a foreign jurisdiction. The ETR for fiscal 2023 was approximately the same as our combined federal and state statutory rate and included offsetting items noted above in addition to nondeductible compensation paid to executive officers. The ETR for fiscal 2022 was lower than our combined federal and state statutory rate primarily due to the tax benefit related to shared-based compensation, partially offset by non-deductible compensation paid to executive officers.
Net Income.    Net income decreased by $5.1 million to $38.5 million for fiscal 2023 from $43.6 million for fiscal 2022. The diluted net income per share was $5.39 per share for fiscal 2023, compared to diluted net income per share of $5.91 per share for fiscal 2022. Diluted weighted average shares outstanding decreased by approximately 237,000 shares to approximately 7,118,000 shares for fiscal 2023 from approximately 7,355,000 shares for fiscal 2022. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase of shares of our common stock since December 31, 2022, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options.
Liquidity and Capital Resources
We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of December 30, 2023, we have $45.6 million of cash and cash equivalents and $195.5 million of borrowing capacity under our revolving credit facility.
General.    In fiscal 2023, our cash and cash equivalents increased by $14.1 million, completing the year with cash and cash equivalents of $45.6 million. The principal drivers of the increase of cash were growth in sales and strong collections of accounts receivable offset by the repurchase and retirement of shares of our common stock throughout the year under our share repurchase program, payments of dividends, and payments made in respect of forgivable loans.
During fiscal 2023, working capital (defined as current assets less current liabilities) decreased by $2.3 million to end fiscal 2023 at $29.4 million. The decrease in working capital was principally due to an increase in accrued expenses of $15.2 million, an increase in the current portion of deferred compensation of $1.9 million, a decrease of $1.2 million in prepaid expenses and other current assets, an increase in accounts payable of $1.1 million, a decrease in the current portion of forgivable loans of $0.9 million, an increase of $0.5 million in the current portion of lease liabilities, and an increase in deferred revenue and other liabilities of $0.3 million. Partially offsetting these decreases to working capital were an increase in cash and cash equivalents of $14.1 million and an increase in accounts receivable and unbilled services of $4.6 million.
At December 30, 2023, $10.6 million of our cash and cash equivalents were held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility, to fund U.S. operations over the next 12 months without the need to repatriate funds from our foreign subsidiaries.
As of December 30, 2023, our cash accounts were concentrated at two financial institutions, which potentially exposes us to credit risks. The financial institutions are creditworthy and we have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. We continually monitor the credit ratings of these institutions.
Sources and Uses of Cash.  During fiscal 2023, net cash provided by operating activities was $60.1 million. Net income was $38.5 million for fiscal 2023. Sources of cash for operating activities included a $8.1 million increase in incentive cash awards payable, a $4.0 million increase in accounts payable, accrued expenses, and other liabilities, a $2.7 million decrease in forgivable loans, (comprised of $21.5 million of forgivable loan issuances, net of repayments, offset by $24.2 million of forgivable loan amortization), and a $1.2 million decrease in prepaid expenses and other current assets. Offsetting these sources of cash for operating activities included a $17.8 million decrease in lease liabilities, a $2.9 million increase in accounts receivable and unbilled receivables, and $0.2 million related foreign currency translation.
Cash provided by operating activities included the non-cash items of right-of-use asset amortization of $14.3 million, depreciation and amortization expense of $11.6 million, deferred income tax of $4.6 million, share-based compensation expenses of $4.4 million, and other non-cash deductions of $0.6 million.
During fiscal 2023, net cash used in investing activities was $3.0 million, which included $2.4 million for capital expenditures and $0.6 million of net consideration paid for the acquisition of Welch Consulting, Ltd. and bioStrategies Group, Inc.
We used $44.5 million of net cash in financing activities during fiscal 2023, primarily as a result of $31.4 million of repurchases of our common stock, payment of $10.8 million of cash dividends and dividend equivalents, and tax withholding payments reimbursed by restricted shares of $3.1 million. Offsetting these uses in cash for financing activities was $0.8 million received upon the issuance of shares of common stock related to the exercise of stock options.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment, which have remaining lease terms between one and approximately eight years, many of which include one or more options to extend the term for periods of up to five years for each option. The maturities of lease liabilities, as of December 30, 2023, related to office space and equipment are discussed in Note 5 in our Notes to Consolidated Financial Statements. We have no additional operating leases we have committed to that have not yet commenced.
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At December 30, 2023, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.1 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $2.8 million and are expected to be settled between fiscal 2026 and fiscal 2031 when the underlying leases terminate. We expect to satisfy these lease and related obligations, as they become due, from cash generated from operations.
Indebtedness
On August 19, 2022, we refinanced our revolving credit facility by entering into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides us a $250.0 million revolving credit facility, which may be decreased at CRA's option to $200.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
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
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of December 30, 2023, we were in compliance with the covenants of the Credit Agreement.
There were no borrowings outstanding under the revolving credit facility as of December 30, 2023. As of December 30, 2023, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.5 million.
Forgivable Loans
In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized by key person life insurance. The forgivable loans have terms that are generally between two and six years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
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
Our LTIP allows us to grant service and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP. Under our cash incentive plan, we expect to pay LTIP cash awards of approximately $11.1 million over the next twelve months and $29.2 million between fiscal 2025 and fiscal 2028. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.
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
Share Repurchases
In February 2024 and March 2023, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $35.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During fiscal 2023, fiscal 2022, and fiscal 2021, we repurchased and retired 296,158 shares, 319,534 shares, and 270,908 shares, respectively, under our share repurchase program at an average price per share of $106.08, $86.47, and $72.53, respectively. We had approximately $11.4 million and $46.4 million available for future repurchases under our share repurchase program as of December 30, 2023 and February 23, 2024, respectively. We plan to finance future repurchases with available cash, cash from future operations and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes a one percent excise tax on net repurchases of stock after December 31, 2022. As the Company's issued and outstanding common stock is classified as permanent equity, the excise tax is treated as a specific incremental cost directly attributable to the repurchase. As such, the incremental cost to repurchase the shares is recorded within equity with an offsetting excise tax liability recognized. In fiscal 2023, the Company had net share repurchases of $24.8 million resulting in an excise tax payable of $0.2 million.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, we paid dividends of $10.8 million, $9.6 million, and $8.3 million, respectively.
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
Factors Affecting Future Performance
Item 1A. Risk Factors of this annual report on Form 10-K sets forth risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report on Form

10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Foreign Exchange Risk
The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries, intercompany loans with our foreign subsidiaries, and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements between functional currency exchange rates and those in which we transact business. Holding all other variables constant, a hypothetical 10% movement in foreign exchange rates on December 30, 2023 would have affected our income before provision for income taxes for fiscal 2023 by approximately $3.4 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.
Translation of Financial Results
Our foreign subsidiaries operate in currencies other than the U.S. Dollar. The functional currencies of our foreign subsidiaries are generally denominated in the local currency. Increases or decreases in the value of the U.S. Dollar against these currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound and Euro. For our foreign subsidiaries whose functional currencies are denominated in currencies other than the U.S. Dollar, the unrealized changes in the net investments were gains of $2.8 million, losses of $5.0 million, and losses of $1.5 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. These translation gains and losses are reflected in consolidated statements of comprehensive income.
Interest Rate Risk
Our primary exposure to interest rate risk is associated with our revolving credit facility, which has variable interest rates for our borrowings based on our consolidated net leverage ratio and certain contractual rates, at our election, permitted under the terms of the credit agreement. We had no outstanding borrowings under our revolving credit facility as of December 30, 2023. A hypothetical change in the interest rate of 10% would not have a material impact to our net income.
Item 8. Financial Statements and Supplementary Data
We have included our consolidated financial statements in this annual report on pages FS-4 to FS-31, which includes the report of Grant Thornton LLP (PCAOB ID: 248). We have provided an index to our consolidated financial statements on page FS-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934 ("the Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2023.

(b)Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 30, 2023.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.
(c)Evaluation of Changes in Internal Control over Financial Reporting
Our evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the fourth quarter of fiscal 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K) except as described in the table below.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to Be Purchased or Sold
Paul A. Maleh, President and Chief Executive Officer	December 4, 2023	March 10, 2025	37,500
Daniel K. Mahoney, Chief Financial Officer, Executive Vice President and Treasurer	November 28, 2023	August 8, 2024	3,000
Jonathan D. Yellin, Executive Vice President and General Counsel	November 28, 2023	November 7, 2024	5,000
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 29, 2024

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2024 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2023. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2024 annual meeting of our shareholders, which we will refer to herein as our "2024 annual proxy statement."
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee") and "Delinquent Section 16(a) Reports" in our 2024 annual proxy statement.
Item 11. Executive Compensation
We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2024 annual proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2024 annual proxy statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2024 annual proxy statement.
Item 14. Principal Accountant Fees and Services
We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2024 annual proxy statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6,2005.		10-K	February 27, 2020	3.1
3.2	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Description of Capital Stock		10-K	February 27, 2020	4.2
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended.		8-K	July 17, 2023	10.1
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 12, 2018	10.7
10.8*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.4
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.14
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15
10.20*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.18
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.23*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.24*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.22
10.25*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.26*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.27*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.28*	Summary of Director Compensation.		10-K	February 27, 2020	10.28
10.29	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.30	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.31	Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.1
10.32	Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.2
10.33	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.34	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.35	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.36	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.37	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3
10.38	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.39	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.40	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.41	License to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.42	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.43	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.44	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.45	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-Q	May 8, 2018	10.2

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.46	Deed of Variation of a Lease of Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.46
10.47	Deed of Variation of a Lease of Part Third Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.47
10.48	Licence to Carry Out Works relating to Part Third Floor and Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.48
10.49	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.50	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1
10.51	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		10-Q	May 8, 2018	10.1
10.52	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.53	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.54	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.55	Office Lease dated June 18, 2019 between 601 City Center LLC and CRA International, LLC		8-K	June 24, 2019	10.1
10.56	Third Amendment to Lease dated September 9, 2019 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		10-Q	October 31, 2019	10.1
10.57*	Offer Letter between CRA International, Inc. and Daniel Mahoney effective March 17, 2020.		8-K	March 20, 2020	10.1
10.58*	Severance Agreement between CRA International, Inc. and Paul A. Maleh dated March 17, 2020.		8-K	March 20, 2020	10.2
10.59*	Severance Agreement between CRA International, Inc. and Chad M. Holmes dated March 17, 2020.		8-K	March 20, 2020	10.3
10.60*	Severance Agreement between CRA International, Inc. and Jonathan Yellin dated March 17, 2020.		8-K	March 20, 2020	10.4
10.61*	Severance Agreement between CRA International, Inc. and Daniel Mahoney dated March 17, 2020.		8-K	March 20, 2020	10.5
10.62	Third Amendment to Lease dated August 11, 2021 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-Q	November 4, 2021	10.1
10.63	Credit Agreement, dated as of August 19, 2022, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto		8-K	August 23, 2022	10.1
21.1	Subsidiaries.	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification of principal executive officer.	X
32.2	Section 1350 certification of principal financial officer.	X
97.1	Policy for the Recovery of Erroneously Awarded Compensation	X
101
The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, (iii) Consolidated Balance Sheets at December 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022 and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRA INTERNATIONAL, INC.

By:	/s/ PAUL A. MALEH
Paul A. Maleh President, Chief Executive Officer and Director
Date: February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)	February 29, 2024
Paul A. Maleh

/s/ DANIEL K. MAHONEY	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial officer and principal accounting officer)	February 29, 2024
Daniel K. Mahoney

/s/ THOMAS A. AVERY	Director	February 29, 2024
Thomas A. Avery

/s/ RICHARD D. BOOTH	Director	February 29, 2024
Richard D. Booth

/s/ WILLIAM F. CONCANNON	Director	February 29, 2024
William F. Concannon

/s/ CHRISTINE R. DETRICK	Director	February 29, 2024
Christine R. Detrick

/s/ ROBERT W. HOLTHAUSEN	Director	February 29, 2024
Robert W. Holthausen

/s/ KAREN C. KEENAN	Director	February 29, 2024
Karen C. Keenan

/s/ ALVA H. TAYLOR	Director	February 29, 2024
Alva H. Taylor

/s/ HEATHER E. TOOKES	Director	February 29, 2024
Heather E. Tookes

CRA INTERNATIONAL, INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.
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
Fixed-Price Revenue Recognition – Estimates of total costs to complete a performance obligation for performance obligations that are partially satisfied as of the balance sheet date
As described further in Notes 1 and 2 to the consolidated financial statements, the Company recognizes revenue from fixed-price arrangements using the ratio of costs incurred to total estimated costs for completing a performance obligation. We identified the Company’s estimates of total costs to complete a performance obligation for performance obligations in a fixed-price arrangement that are partially satisfied at the balance sheet date as a critical audit matter.
The principal considerations for our determination that the Company’s estimates of total costs to complete a performance obligation for performance obligations in a fixed-price arrangement that are partially satisfied at the balance sheet date is a critical audit matter are the significant management judgement in estimating forecasted direct labor, subcontract labor and other direct costs remaining to complete a performance obligation and to determine the related revenue recognized. Significant management estimates are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the results of our procedures and the reasonableness of those estimates.

Our audit procedures related to the estimates of total costs to complete a performance obligation for performance obligations in a fixed-price arrangement that are partially satisfied at the balance sheet date included the following, among others.
•We tested the design and operating effectiveness of internal controls relating to management’s estimates of total costs to complete a performance obligation in a fixed-price arrangement for partially completed performance obligations as of the balance sheet date.
•We evaluated management’s historical ability to estimate total costs to complete a performance obligation.
•For a sample of fixed-price arrangements, that had partially completed performance obligations as of the balance sheet date, we obtained subsequent actual costs incurred and subsequent estimates of total costs to complete and compared to the Company's estimate.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2020.
Boston, Massachusetts
February 29, 2024

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
	(in thousands, except per share data)
Revenues	$623,976	$590,901	$565,933
Costs of services (exclusive of depreciation and amortization)	439,751	410,081	400,054
Selling, general and administrative expenses	115,116	110,087	97,372
Depreciation and amortization	11,564	11,996	12,768
Income from operations	57,545	58,737	55,739
Interest expense, net	(3,812)	(1,826)	(970)
Foreign currency gains (losses), net	(1,445)	1,889	(494)
Income before provision for income taxes	52,288	58,800	54,275
Provision for income taxes	13,807	15,181	12,596
Net income	$38,481	$43,619	$41,679
Net income per share:
Basic	$5.48	$6.02	$5.59
Diluted	$5.39	$5.91	$5.45
Weighted average number of shares outstanding:
Basic	7,008	7,218	7,423
Diluted	7,118	7,355	7,621
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
	(in thousands)
Net income	$38,481	$43,619	$41,679
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	2,799	(5,031)	(1,467)
Comprehensive income	$41,280	$38,588	$40,212
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2023	December 31, 2022
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,586	$31,447
Accounts receivable, net of allowances of $4,335 and $2,640, respectively	142,729	143,644
Unbilled services, net of allowances of $1,629 and $1,120, respectively	56,827	51,343
Prepaid expenses and other current assets	11,575	12,760
Forgivable loans	8,759	9,666
Total current assets	265,476	248,860
Property and equipment, net	38,176	45,582
Goodwill	93,989	92,922
Intangible assets, net	7,196	8,588
Right-of-use assets	86,887	96,725
Deferred income taxes	13,885	9,163
Forgivable loans, net of current portion	45,182	46,790
Other assets	2,420	2,287
Total assets	$553,211	$550,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,701	$27,584
Accrued expenses	171,040	155,864
Deferred revenue and other liabilities	12,289	12,016
Current portion of lease liabilities	16,475	15,972
Current portion of deferred compensation	7,582	5,689
Total current liabilities	236,087	217,125
Non-current liabilities:
Deferred compensation and other non-current liabilities	11,681	15,677
Non-current portion of lease liabilities	92,280	106,008
Deferred income taxes	1,062	953
Total non-current liabilities	105,023	122,638
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,934,265 and 7,149,884 shares issued and outstanding, respectively	—	1,743
Retained earnings	224,283	224,392
Accumulated other comprehensive loss	(12,182)	(14,981)
Total shareholders’ equity	212,101	211,154
Total liabilities and shareholders’ equity	$553,211	$550,917
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$38,481	$43,619	$41,679
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	11,564	11,996	12,768
Right-of-use asset amortization	14,273	13,755	13,011
Deferred income taxes	(4,634)	189	446
Share-based compensation expense	4,400	4,773	4,086
Bad debt expense (recovery)	533	(345)	27
Unrealized foreign currency remeasurement (gains) losses, net	61	122	(294)
Changes in operating assets and liabilities:
Accounts receivable	2,210	(24,929)	(6,053)
Unbilled services	(5,070)	(5,382)	(4,399)
Prepaid expenses and other current assets, and other assets	1,210	(485)	(2,399)
Forgivable loans	2,678	(10,539)	10,742
Incentive cash awards payable	8,122	6,618	6,724
Accounts payable, accrued expenses, and other liabilities	4,007	2,253	14,875
Lease liabilities	(17,763)	(16,524)	(15,515)
Net cash provided by operating activities	60,072	25,121	75,698
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,366)	(3,813)	(2,623)
Consideration paid for acquisitions, net	(577)	(14,352)	—
Net cash used in investing activities	(2,943)	(18,165)	(2,623)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	805	1,411	5,157
Borrowings under revolving line of credit	105,000	126,000	74,000
Repayments under revolving line of credit	(105,000)	(126,000)	(74,000)
Payments for debt issuance costs	—	(1,008)	—
Tax withholding payments reimbursed by shares	(3,063)	(2,145)	(1,528)
Cash paid for contingent consideration	—	—	(2,357)
Cash dividends paid	(10,807)	(9,580)	(8,289)
Repurchase of common stock	(31,417)	(27,630)	(44,976)
Net cash used in financing activities	(44,482)	(38,952)	(51,993)
Effect of foreign exchange rates on cash and cash equivalents	1,492	(2,687)	(629)
Net increase (decrease) in cash and cash equivalents	14,139	(34,683)	20,453
Cash and cash equivalents at beginning of period	31,447	66,130	45,677
Cash and cash equivalents at end of period	$45,586	$31,447	$66,130

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(91)	$(268)	$8
Excise tax on share repurchases	$(247)	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$3,198	$2,436	$1,751
Restricted common stock issued for contingent consideration	$—	$—	$2,250
Supplemental cash flow information:
Cash paid for taxes	$14,011	$15,646	$14,953
Cash paid for interest	$3,539	$1,579	$727
Cash paid for amounts included in operating lease liabilities	$22,272	$21,306	$20,823
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	41,679	—	41,679
Foreign currency translation adjustment	—	—	—	(1,467)	(1,467)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	192,803	5,157	—	—	5,157
Share-based compensation expense	—	4,086	—	—	4,086
Restricted shares vesting	65,242	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(20,133)	(1,528)	—	—	(1,528)
Shares repurchased	(608,745)	(10,468)	(34,508)	—	(44,976)
Accrued dividends on unvested shares	—	—	(97)	—	(97)
Cash dividends paid ($1.09 per share)	—	—	(8,289)	—	(8,289)
BALANCE AT JANUARY 1, 2022	7,362,703	$—	$215,784	$(9,950)	$205,834
Net income	—	—	43,619	—	43,619
Foreign currency translation adjustment	—	—	—	(5,031)	(5,031)
Exercise of stock options	61,645	1,411	—	—	1,411
Share-based compensation expense	—	4,773	—	—	4,773
Restricted shares vesting	66,127	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(21,057)	(2,145)	—	—	(2,145)
Shares repurchased	(319,534)	(2,296)	(25,334)	—	(27,630)
Accrued dividends on unvested shares	—	—	(97)	—	(97)
Cash dividends paid ($1.29 per share)	—	—	(9,580)	—	(9,580)
BALANCE AT DECEMBER 31, 2022	7,149,884	$1,743	$224,392	$(14,981)	$211,154
Net income	—	—	38,481	—	38,481
Foreign currency translation adjustment	—	—	—	2,799	2,799
Exercise of stock options	26,000	805	—	—	805
Share-based compensation expense	—	4,400	—	—	4,400
Restricted shares vesting	83,158	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(28,619)	(3,063)	—	—	(3,063)
Shares repurchased	(296,158)	(3,885)	(27,532)	—	(31,417)
Accrued excise tax on shares repurchased	—	—	(247)	—	(247)
Accrued dividends on unvested shares	—	—	(4)	—	(4)
Cash dividends paid ($1.50 per share)	—	—	(10,807)	—	(10,807)
BALANCE AT DECEMBER 30, 2023	6,934,265	$—	$224,283	$(12,182)	$212,101
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
Fiscal Year and Quarters
CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2023, fiscal 2022, and fiscal 2021 were 52-week years. CRA's fiscal quarter ends are determined as the last Saturday nearest the respective calendar quarter end.
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
Concentrations of Credit Risk
CRA holds cash in accounts at various third-party financial institutions. At times, these deposits may exceed federally insured limits. As of December 30, 2023, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions are creditworthy and the Company has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institutions.
Foreign Currency Translation
Asset and liability accounts of CRA's foreign subsidiaries are translated into U.S. Dollars at reporting period-end exchange rates and operating accounts are translated at average exchange rates for each fiscal month. The resulting translation

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are remeasured at current exchanges rates, with adjustments recorded as foreign currency gains (losses), net, on the consolidated statements of operations. These foreign currency transactions may be realized or unrealized based upon whether the transaction has settled as of the reporting period-end. The effect of transaction gains and losses recorded in income before provision for income taxes amounted to losses of $1.4 million for fiscal 2023, gains of $1.9 million for fiscal 2022, and losses of $0.5 million for fiscal 2021.
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
CRA has elected as a practical expedient to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations as of December 30, 2023 and December 31, 2022, as CRA's contracts have an original expected duration of one year or less or revenue has been recognized at the amount for which CRA has the right to invoice for consulting services performed.
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
CRA usually issues invoices to its customers on a monthly basis, and payment is usually due upon receipt of the invoice unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of December 30, 2023 or December 31, 2022.

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
Variable Consideration
Variable consideration to be included in the transaction price is estimated using the expected value method. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on specific price concessions and those expected to be extended to CRA clients estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the consolidated balance sheets. Actual amounts of consideration ultimately received may differ from CRA's estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates in the period such variances become known. Adjustments to the reserves for variable consideration are included in revenues on the consolidated statement of operations.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The purchase price is determined as the fair value of consideration transferred. Goodwill is recognized for the excess of consideration transferred over the estimated fair value of the identifiable net assets acquired. Intangible assets that are separate from goodwill and have determinable useful lives are valued separately. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets, discount rates that we believe reflect the risk factors associated with the related cash flows, and estimates of useful lives. The useful lives of identifiable intangible assets acquired in a business acquisition are estimated based on the expected period that we will receive substantially all of the projected future benefits from the intangible asset.
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
CRA leases office space and equipment. CRA's equipment leases are generally short-term. CRA's office space leases have remaining lease terms between one and approximately eight years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain office space leases contain options to terminate the lease early,

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of December 30, 2023, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities. Certain of CRA's office space leases impose asset retirement obligations due to office modifications or the periodic redecoration of the premises. These obligations are included in deferred compensation and other non-current liabilities on the consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows.
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
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment as of October 15 and if events or changes in circumstances indicate that the carrying value may not be recoverable. CRA assesses goodwill at the reporting unit level. For CRA's fiscal 2023 goodwill impairment analysis, it operated as one reporting unit, which is its consulting services.
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
Intangible Assets
Intangible assets are comprised of customer relationship intangibles, which are separable from goodwill and have determinable useful lives. CRA's intangible assets are valued separately and amortized over their estimated useful lives using the straight-line method.
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
Debt Issuance Costs
The Company records its debt issuance costs related to its revolving credit facility as an asset and amortizes the costs over the term of the credit agreement using the straight-line method. Debt issuance costs in the amount of $0.2 million and $0.6 million are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as of December 30, 2023. Debt issuance costs in the amount of $0.2 million and $0.7 million are included in prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets as of December 31, 2022.

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
•a significant decrease in the market price of a long-lived asset (asset group);
•a significant change in the manner of CRA's use of the acquired asset or the strategy for CRA's overall business;
•a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group);
•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);
•a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group);
•a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; and
•a significant negative industry or economic trend.
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
A contingent consideration liability paid in February 2021, pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1"). CRA recorded an additional contingent consideration liability of $1.1 million during fiscal year 2022 related to the acquisition of bioStrategies Group, Inc. (“bSG”). The fair value measurement of the liabilities were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liabilities were CRA's estimate of the payout based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration had been determined using a Monte Carlo simulation, and was reassessed on a quarterly basis by CRA using additional information as it became available. Changes in the fair value estimate were recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations.
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
Recent Accounting Standards Not Yet Adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also requires that a public entity that has a single reportable segment provide all disclosures required by these amendments and all existing segment disclosures in Topic 280.
ASU 2023-07 is effective for CRA for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. CRA plans to adopt the amendments during the fourth fiscal quarter of 2024. CRA is in the process of evaluating the impact of adopting ASU 2023-07.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU requires disclosure of specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, disclose the amount of income taxes paid disaggregated by federal, state, foreign taxes, and individual jurisdiction. ASU 2023-09 also requires income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
ASU 2023-09 is effective for CRA for annual periods beginning after December 15, 2024. CRA plans to adopt the amendments during the annual reporting fiscal year of 2025. CRA is in the process of evaluating the impact of adopting ASU 2023-09.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Business Acquisition
On February 28, 2022, CRA acquired substantially all business assets and assumed certain liabilities of Welch Consulting, Ltd. (“Welch Consulting”), a Texas limited partnership. Welch Consulting provided economic, business, and strategic consulting services principally involving labor and employment issues. The acquisition expanded CRA’s business opportunities, expertise, and market presence with the addition of 45 colleagues and offices in Bryan, Texas; Los Angeles, California; and Washington, D.C. A non-employee expert of CRA served as an agent and attorney-in-fact on behalf of Welch Consulting. The non-employee expert did not receive compensation or a portion of the purchase price as part of the transaction.
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
For the acquired assets and assumed liabilities, CRA paid $10.6 million, net, as of December 30, 2023, the amount of which was based on adjusted estimates of certain net working capital items. In addition, CRA issued $7.9 million of forgivable loans and agreed to provide other deferred compensation to key employees and a non-employee expert, which is treated as post-transaction compensation expense over the term of the loan.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Disaggregation of Revenue
The following tables disaggregate CRA's revenue by type of contract and geographic location (in thousands):

	Year Ended	Year Ended	Year Ended
Type of Contract	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Consulting services revenues:
Fixed-price	$113,983	$110,129	$136,276
Time-and-materials	509,993	480,772	429,657
Total	$623,976	$590,901	$565,933
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended	Year Ended	Year Ended
Geographic Breakdown	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Consulting services revenues:
United States	$493,923	$470,233	$451,436
United Kingdom	94,445	89,235	86,191
Other	35,608	31,433	28,306
Total	$623,976	$590,901	$565,933
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
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. Under ASC 326, CRA estimates allowances based on historical charge-off rates, adjusted for days sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses on the consolidated statements of operations.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the variable consideration and doubtful accounts reserves for accounts receivable, which includes allowances for doubtful accounts of $0.6 million and $0.1 million as of December 30, 2023 and December 31, 2022, respectively, is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2023	2022
Balance at beginning of fiscal year	$2,640	$3,256
Increases to reserves, net of recoveries	5,510	1,808
Amounts written off and foreign currency translation	(3,815)	(2,424)
Balance at end of fiscal year	$4,335	$2,640

A rollforward of the variable consideration and doubtful accounts reserves for unbilled services is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2023	2022
Balance at beginning of fiscal year	$1,120	$1,364
Increases to reserves, net of recoveries	7,966	9,176
Amounts written off and foreign currency translation	(7,457)	(9,420)
Balance at end of fiscal year	$1,629	$1,120
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Bad debt expense, net	$533	$(345)	$27
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Reimbursable expenses	$65,277	$63,318	$64,532
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of December 30, 2023 and December 31, 2022.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 30, 2023	December 31, 2022	January 1, 2022
Contract liabilities	$6,037	$6,977	$8,811
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Amounts included in contract liabilities at the beginning of the fiscal year	$6,700	$8,325	$5,185
Performance obligations satisfied in previous fiscal years	$2,912	$2,207	$2,827
4.    Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and six years with interest rates currently ranging up to 5.00%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2023, 2022 and 2021 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year	Fiscal Year
	2023	2022
Beginning balance	$56,456	$48,591
Advances	23,342	34,984
Repayments	(1,816)	(25)
Reclassifications from accrued expenses or to other assets (1)	—	(2,192)
Amortization	(24,198)	(24,403)
Effects of foreign currency translation	157	(499)
Ending balance	$53,941	$56,456
Current portion of forgivable loans	$8,759	$9,666
Non-current portion of forgivable loans	$45,182	$46,790
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
5.    Leases
The components of CRA's lease expenses, which are included in the consolidated statements of operations, are as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Operating lease cost	$18,783	$18,494	$18,293
Short-term lease cost	371	285	442
Variable lease cost	6,960	5,986	5,273
Total lease cost	$26,114	$24,765	$24,008
The following table presents summary information for CRA's lease terms and discount rates for its operating leases:

	December 30, 2023	December 31, 2022	January 1, 2022
Weighted average remaining lease term—operating leases	5.8 years	6.7 years	7.7 years
Weighted average discount rate—operating leases	3.6%	3.6%	3.6%
At December 30, 2023, CRA had the following maturities of lease liabilities related to office space, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2024	$19,865
2025	22,049
2026	21,083
2027	21,184
2028	15,237
Thereafter	22,372
Total lease payments	121,790
Less: imputed interest	(13,035)
Total	$108,755
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets. As of December 30, 2023 and December 31, 2022, these redecoration and asset retirement obligations were approximately $2.2 million and $1.9 million, respectively.
As of December 30, 2023, CRA had no additional operating leases that had not yet commenced.
6.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for fiscal 2023 and fiscal 2022 are as follows (in thousands):

	Fiscal Year	Fiscal Year
	2023	2022
Goodwill	$164,815	$160,829
Accumulated goodwill impairment	(71,893)	(71,893)
Goodwill, net at beginning of fiscal year	92,922	88,936
Additions due to acquisitions	415	5,361
Foreign currency translation adjustment	652	(1,375)
Goodwill, net at end of fiscal year	$93,989	$92,922
Goodwill, net at December 30, 2023, is comprised of goodwill of $165.9 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during fiscal 2023, fiscal 2022, or fiscal 2021.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		December 30, 2023			December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	13,800	(6,604)	7,196	13,800	(5,212)	8,588
There were no impairment losses related to intangible assets during fiscal 2023, fiscal 2022, or fiscal 2021. As a result of the Welch Consulting acquisition, CRA recognized $4.2 million of intangible assets related to customer relationships in the first quarter of fiscal 2022. As a result of the bSG acquisition, CRA recognized $1.4 million of intangible assets related to customer relationships in the fourth quarter of fiscal 2022. Amortization expense related to intangible assets was $1.4 million, $1.2 million, and $0.9 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Amortization of intangible assets held at December 30, 2023 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2024	$1,380
2025	1,380
2026	1,380
2027	624
2028	558
Thereafter	1,874
$7,196
7.    Property and Equipment
Property and equipment consist of the following (in thousands):

	December 30, 2023	December 31, 2022
Computer, office equipment, and software	$31,261	$30,268
Leasehold improvements	61,652	61,220
Furniture	16,103	15,868
Total cost	109,016	107,356
Accumulated depreciation and amortization	(70,840)	(61,774)
Total property and equipment, net	$38,176	$45,582
Depreciation expense was $10.0 million, $10.8 million, and $11.8 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
Long-lived assets by geographic location are as follows (in thousands):

Geographic Breakdown	December 30, 2023	December 31, 2022
Long-lived assets (property and equipment, net):
United States	$31,798	$38,495
United Kingdom	4,646	4,943
Other	1,732	2,144
Total long-lived assets (property and equipment, net)	$38,176	$45,582

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 30, 2023	December 31, 2022
Compensation and related expenses	$143,647	$138,728
Performance awards	16,556	9,359
Direct project accruals	1,704	1,783
Other	9,133	5,994
Total accrued expenses	$171,040	$155,864
As of December 30, 2023 and December 31, 2022, approximately $121.2 million and $116.1 million, respectively, of accrued bonuses for fiscal 2023 and fiscal 2022 were included above in "Compensation and related expenses".
9.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Income before provision for income taxes:
U.S.	$41,238	$45,387	$43,511
Foreign	11,050	13,413	10,764
Total	$52,288	$58,800	$54,275
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)	January 1, 2022 (52 weeks)
Currently payable:
Federal	$11,544	$8,805	$7,072
Foreign	2,796	2,956	2,517
State	4,101	3,231	2,561
Total current expense	18,441	14,992	12,150
Deferred:
Federal	(2,963)	(21)	(92)
Foreign	(1,041)	114	230
State	(630)	96	308
Total deferred expense (benefit)	(4,634)	189	446
Total tax expense	$13,807	$15,181	$12,596

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	5.0	5.2	5.3
Share-based compensation	(1.1)	(2.4)	(5.0)
Meals & Entertainment Expense	0.9	0.3	0.1
Executive Compensation	1.7	1.6	1.3
Valuation Allowance	(1.5)	0.7	0.6
Other	0.4	(0.6)	(0.1)
Annual effective tax rate	26.4%	25.8%	23.2%
The components of CRA's deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2023	December 31, 2022
Deferred tax assets:
Accrued compensation and related expense	$18,211	$15,432
Allowance for doubtful accounts	2,100	1,263
Net operating loss carryforwards	883	560
Lease liabilities	27,791	31,552
Foreign exchange and other	19	73
Total gross deferred tax assets	49,004	48,880
Less: valuation allowance	(6)	(749)
Total deferred tax assets, net of valuation allowance	48,998	48,131
Deferred tax liabilities:
Goodwill and other intangible asset amortization	5,599	4,749
Right-of-Use assets	22,472	25,376
Property and equipment	6,761	8,397
Prepaids and other	1,343	1,399
Total deferred tax liabilities	36,175	39,921
Net deferred tax assets	$12,823	$8,210

At December 30, 2023, CRA had U.S. local and foreign net operating losses of $2.6 million, an increase of $0.3 million from the prior fiscal year-end, with lives ranging from 20 years to indefinite. The change in the total valuation allowance for the current fiscal year was a decrease of approximately $0.7 million. The change in assessment was prompted by the enactment of new legislation in a foreign jurisdiction, and as a result, the foreign entity is currently profitable and is expected to maintain profitability in future years. The release of the valuation allowance was comprised primarily of the foreign net operating loss carryforwards previously noted which are forecasted to be utilized over approximately a forty-year period.
The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	Fiscal Year	Fiscal Year
	2023	2022
Balance at beginning of period	$35	$41
Reductions as a result of a lapse of the applicable statutes of limitations	(35)	(6)
Balance at end of the period	$—	$35
CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. CRA adjusts its unrecognizable tax benefits and the associated interest in light of changing facts and circumstances. A number of years may

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome.
The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2020. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2019. CRA's United Kingdom ("U.K.") subsidiary's corporate tax returns are no longer subject to examination by His Majesty's Revenue and Customs for years before fiscal 2022.
In fiscal 2020, as a result of both a qualitative and quantitative analysis, certain amounts of previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the consolidated statements of comprehensive income. In fiscal 2023, CRA's U.S. parent entity received approximately $10.2 million in cash dividends from CRA's U.K. subsidiary. These dividends were distributed out of a mix of both previously taxed and untaxed earnings, the latter of which qualified for a full dividends-received-deduction. The foreign exchange translation on the distribution was approximately $0.1 million and the tax impact, which was immaterial, was recorded as a component of other comprehensive income.
Deferred income taxes or foreign withholding taxes, estimated to be $0.5 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.
10.    Share-Based Compensation
CRA recorded approximately $4.4 million, $4.8 million, and $4.1 million of compensation expense for fiscal 2023, fiscal 2022, and fiscal 2021, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors, based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded attribution method.
Share-based Compensation Plans.    As of December 30, 2023, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. CRA has a long-term incentive program, or "LTIP," which is used as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. CRA's Cash Incentive Plan facilitates grants to LTIP participants of service-based and performance-based cash awards as a component of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.
2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The shares available for grant under the 2006 Equity Plan as of December 30, 2023 was 661,327.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options.    A summary of option activity during fiscal 2023 from the 2006 Equity Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	71,200	$40.60		$5,826
Fiscal 2023:
Granted	—	$—
Exercised	(26,000)	$30.96		$1,541
Expired	—	$—
Forfeited	—	$—		$—
Outstanding at December 30, 2023	45,200	$46.15	4.45	$2,382
Option exercisable at December 30, 2023	45,200	$46.15	4.45	$2,382
Vested or expected to vest at December 30, 2023	45,200	$46.15	4.45	$2,382
There were no stock options granted in fiscal 2023, fiscal 2022, and fiscal 2021. CRA determines the weighted average fair market value for stock options granted using the Black-Scholes option-pricing model. Generally, the risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield is determined based on CRA's annualized dividend rate per share, as a percentage of average market price of the common stock, on each dividend payment date. The forfeiture rate is based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The aggregate intrinsic value of stock options exercised in fiscal 2023, fiscal 2022, and fiscal 2021 was approximately $1.5 million, $4.9 million, and $11.2 million, respectively.
There were no stock options that vested during fiscal 2023. The total fair value of stock options that vested during fiscal 2022, and fiscal 2021 was $0.1 million, and $0.2 million, respectively. As of December 30, 2023, there was no unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. Options granted during or prior to fiscal 2016 expire on the seventh anniversary of the date of grant. Options granted during or after fiscal 2017 expire on the tenth anniversary of the date of grant.
Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of December 30, 2023 was $1.4 million, which is expected to be recognized over a weighted-average period of 2.5 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2023:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	26,909	$72.60
Granted	6,930	$100.95
Vested	(11,283)	$62.85
Forfeited	—	$—
Non-vested at December 30, 2023	22,556	$86.18

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total fair value of shares of restricted stock that vested during fiscal 2023, fiscal 2022, and fiscal 2021 was $0.7 million, $0.6 million, and $0.5 million, respectively.
Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four or five equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of December 30, 2023 was $3.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. The forfeiture rate of 0.9% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2023:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	74,056	$62.06
Granted	16,243	$110.38
Vested	(27,917)	$57.08
Forfeited	(1,491)	$89.94
Non-vested at December 30, 2023	60,891	$76.55
The total fair value of time-vesting restricted stock units that vested during fiscal 2023, fiscal 2022, and fiscal 2021 was $1.6 million, $1.4 million, and $1.3 million, respectively.
Performance-Vesting RSUs.    CRA grants performance-vesting restricted stock units ("PRSUs"), which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, achievement of performance measures for PRSUs are based on a two-year performance period, after which the units determined based on this achievement will vest three-fourths in the first year following the performance period and one-fourth on the fourth anniversary of the date of grant. Beginning with the 2022 grant, fifty percent will vest in the first year following the performance period and one-fourth on the fourth and fifth anniversaries of the date of the grant. The number of units determined based on the achievement of a PRSUs performance measures generally ranges from 50% to 150% of the PRSUs' target number of units.
For PRSUs awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded attribution method.
The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2023. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which equaled 150% of the PRSU's target number of units for the 2022 grants and 125% of the PRSUs' target number of units for all grants issued prior to 2022.

	Performance-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	95,046	$66.76
Granted	22,631	$106.38
Vested	(43,958)	$57.15
Forfeited	(2,381)	$59.83
Non-vested at December 30, 2023	71,338	$85.48

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2023, fiscal 2022, and fiscal 2021, there were no offering periods under this plan and no shares were issued. As of December 30, 2023, there were 211,777 shares available for grant under the 1998 ESPP.
11.    Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for fiscal 2023, fiscal 2022, and fiscal 2021.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders Net earnings allocable to these participating securities were not material for fiscal 2023, fiscal 2022, and fiscal 2021.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Numerator:
Net income — basic	$38,481	$43,619	$41,679
Less: net income attributable to participating shares	136	167	175
Net income — diluted	$38,345	$43,452	$41,504
Denominator:
Weighted average shares outstanding — basic	7,008	7,218	7,423
Effect of dilutive stock options and restricted stock units	110	137	198
Weighted average shares outstanding — diluted	7,118	7,355	7,621
Net income per share:
Basic	$5.48	$6.02	$5.59
Diluted	$5.39	$5.91	$5.45
Certain share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period. The following table presents the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Anti-dilutive share-based awards excluded	7	—	3
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    Fair Value of Financial Instruments
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
The following tables show CRA's financial instruments recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	December 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$190
Total Liabilities	$—	$—	$190

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,056
Total Liabilities	$—	$—	$1,056

The contingent consideration liabilities in the table above are for estimated future contingent consideration payments related to the acquisition of bSG. The fair value measurement of these liabilities is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are CRA's measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration was determined using a Monte Carlo simulation. The fair value of these contingent consideration liabilities are reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations.
In the prior fiscal year, CRA recorded a contingent consideration liability of $1.1 million, which pertained to estimated future contingent consideration payments related to the acquisition of bSG. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Year	Fiscal Year
	2023	2022
Beginning balance	$1,056	$—
Acquisition-related contingent consideration	—	1,056
Remeasurement of acquisition-related contingent consideration	(934)	—
Accretion	68	—
Ending balance	$190	$1,056

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Credit Agreement
On August 19, 2022, CRA refinanced its revolving credit facility by entering into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides CRA with a $250.0 million revolving credit facility, which may be decreased at CRA's option to $200.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of December 30, 2023, CRA was in compliance with the covenants of the Credit Agreement.
There were no borrowings outstanding under the Credit Agreement as of December 30, 2023 or December 31, 2022. As of December 30, 2023, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.5 million.
15.    Employee Benefit Plans
CRA maintains a qualified defined contribution 401(k) plan, which covers substantially all of its U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. Under the plan, participants are also entitled to make after-tax contributions up to $20,000 per calendar year. CRA matches a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. CRA made contributions related to the plan of $4.5 million, $4.0 million and $3.6 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
CRA also maintains several defined contribution pension plans for its employees in the U.K. and other foreign countries. CRA made contributions related to these plans of $1.5 million, $1.3 million and $1.4 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
16.    Related-Party Transactions
CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $7.2 million, $8.8 million, and $8.0 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. These payments to

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
exclusive non-employee experts included payments for consulting services performed for CRA's clients in the ordinary course of business.
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
18.    Subsequent Events

On February 29, 2024, CRA announced that its Board of Directors authorized a $35.0 million expansion to its existing share repurchase program.
On February 29, 2024, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.42 per common share, payable on March 22, 2024 to shareholders of record as of March 12, 2024.