Form 10-Q
period 2024-03-30
CRA INTERNATIONAL, INC.
filed 2024-05-02
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2024
Common Stock, no par value per share	6,915,601 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Revenues	$171,789	$152,845
Costs of services (exclusive of depreciation and amortization)	118,880	107,837
Selling, general and administrative expenses	30,499	28,372
Depreciation and amortization	2,792	2,943
Income from operations	19,618	13,693
Interest expense, net	(464)	(571)
Foreign currency losses, net	(142)	(528)
Income before provision for income taxes	19,012	12,594
Provision for income taxes	5,321	3,676
Net income	$13,691	$8,918
Net income per share:
Basic	$1.97	$1.25
Diluted	$1.95	$1.23
Weighted average number of shares outstanding:
Basic	6,926	7,119
Diluted	7,011	7,252
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Net income	$13,691	$8,918
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(1,105)	1,052
Comprehensive income	$12,586	$9,970
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 30, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$37,122	$45,586
Accounts receivable, net of allowances of $5,201 and $4,335, respectively	139,062	142,729
Unbilled services, net of allowances of $896 and $1,629, respectively	70,251	56,827
Prepaid expenses and other current assets	14,286	11,575
Forgivable loans	14,718	8,759
Total current assets	275,439	265,476
Property and equipment, net	36,833	38,176
Goodwill	93,853	93,989
Intangible assets, net	6,851	7,196
Right-of-use assets	84,706	86,887
Deferred income taxes	13,998	13,885
Forgivable loans, net of current portion	38,675	45,182
Other assets	2,187	2,420
Total assets	$552,542	$553,211
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,350	$28,701
Accrued expenses	106,008	171,040
Deferred revenue and other liabilities	9,080	12,289
Current portion of lease liabilities	16,743	16,475
Current portion of deferred compensation	1,590	7,582
Revolving line of credit	70,000	—
Total current liabilities	236,771	236,087
Non-current liabilities:
Deferred compensation and other non-current liabilities	13,967	11,681
Non-current portion of lease liabilities	88,961	92,280
Deferred income taxes	1,053	1,062
Total non-current liabilities	103,981	105,023
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,889,298 and 6,934,265 shares issued and outstanding, respectively	—	—
Retained earnings	225,077	224,283
Accumulated other comprehensive loss	(13,287)	(12,182)
Total shareholders’ equity	211,790	212,101
Total liabilities and shareholders’ equity	$552,542	$553,211
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES:
Net income	$13,691	$8,918
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,792	2,943
Right-of-use asset amortization	3,565	3,570
Deferred income taxes	(157)	(236)
Share-based compensation expense	1,039	940
Bad debt expense (recovery)	663	—
Unrealized foreign currency remeasurement (gains) losses, net	(208)	(20)
Changes in operating assets and liabilities:
Accounts receivable	2,529	17,659
Unbilled services	(13,623)	(19,012)
Prepaid expenses and other current assets, and other assets	(2,552)	875
Forgivable loans	523	(9,982)
Incentive cash awards payable	2,383	1,929
Accounts payable, accrued expenses, and other liabilities	(69,302)	(73,233)
Lease liabilities	(4,423)	(4,402)
Net cash used in operating activities	(63,080)	(70,051)
INVESTING ACTIVITIES:
Purchases of property and equipment	(730)	(562)
Consideration paid for acquisition, net	—	(570)
Net cash used in investing activities	(730)	(1,132)
FINANCING ACTIVITIES:
Borrowings under revolving line of credit	70,000	105,000
Repayments under revolving line of credit	—	(5,000)
Tax withholding payments reimbursed by shares	(1,631)	(1,873)
Cash dividends paid	(3,075)	(2,702)
Repurchase of common stock	(9,242)	(20,577)
Net cash provided by financing activities	56,052	74,848
Effect of foreign exchange rates on cash and cash equivalents	(706)	407
Net increase (decrease) in cash and cash equivalents	(8,464)	4,072
Cash and cash equivalents at beginning of period	45,586	31,447
Cash and cash equivalents at end of period	$37,122	$35,519

Noncash investing and financing activities:
Increase in accounts payable and accrued expenses for property and equipment	$454	$23
Excise tax on share repurchases	$(65)	$(173)
Right-of-use assets obtained in exchange for lease obligations	$1,955	$—
Supplemental cash flow information:
Cash paid for taxes	$1,534	$1,081
Cash paid for interest	$91	$124
Cash paid for amounts included in operating lease liabilities	$5,569	$5,474
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL QUARTER ENDED MARCH 30, 2024 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 30, 2023	6,934,265	$—	$224,283	$(12,182)	$212,101
Net income	—	—	13,691	—	13,691
Foreign currency translation adjustment	—	—	—	(1,105)	(1,105)
Issuance of common stock	—	—	—	—	—
Exercise of stock options	—	—	—	—	—
Share-based compensation expense	—	1,039	—	—	1,039
Restricted shares vesting	33,441	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(12,526)	(1,631)	—	—	(1,631)
Shares repurchased	(65,882)	592	(9,834)	—	(9,242)
Accrued excise tax on shares repurchased	—	—	(65)	—	(65)
Accrued dividends on unvested shares	—	—	77	—	77
Cash dividends paid ($0.42 per share)	—	—	(3,075)	—	(3,075)
BALANCE AT MARCH 30, 2024	6,889,298	$—	$225,077	$(13,287)	$211,790
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL ENDED April 1, 2023 (unaudited)
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the "Company") which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with U.S. GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2023 included in CRA’s Annual Report on Form 10-K filed with the SEC on February 29, 2024 (the “2023 Form 10-K”).
Estimates
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
Recent Accounting Standards Not Yet Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also requires that a public entity that has a single reportable segment provide all disclosures required by these amendments and all existing segment disclosures in Topic 280.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ASU 2023-07 is effective for CRA for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. CRA plans to adopt the amendments during the fourth fiscal quarter of 2024. CRA is in the process of evaluating the impact of adopting ASU 2023-07.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU requires disclosure of specific categories in the rate reconciliation, provides additional information for reconciling items that meet a quantitative threshold, and discloses the amount of income taxes paid disaggregated by federal, state, foreign taxes, and individual jurisdiction. ASU 2023-09 also requires income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended
Type of Contract	March 30, 2024	April 1, 2023
Consulting services revenues:
Fixed-price	$30,082	$26,834
Time-and-materials	141,707	126,011
Total	$171,789	$152,845
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended
Geographic Breakdown	March 30, 2024	April 1, 2023
Consulting services revenues:
United States	$142,204	$117,872
United Kingdom	21,154	25,649
Other	8,431	9,324
Total	$171,789	$152,845

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
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Bad debt expense (recovery), net	$663	$—
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Reimbursable expenses	$17,061	$13,981
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of March 30, 2024 and December 30, 2023.
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

	March 30, 2024	December 30, 2023
Contract liabilities	$2,683	$6,037

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Amounts included in contract liabilities at the beginning of the period	$4,703	$5,139
Performance obligations satisfied in previous periods	$2,847	$2,638
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and six years with interest rates currently ranging up to 6.00%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	March 30, 2024	December 30, 2023
Beginning balance	$53,941	$56,456
Advances	5,250	23,342
Repayments	—	(1,816)
Amortization	(5,772)	(24,198)
Effects of foreign currency translation	(26)	157
Ending balance	$53,393	$53,941
Current portion of forgivable loans	$14,718	$8,759
Non-current portion of forgivable loans	$38,675	$45,182
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal quarter ended March 30, 2024 are summarized as follows (in thousands):

Goodwill, at December 30, 2023	$165,882
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 30, 2023	93,989
Additions due to acquisitions	—
Foreign currency translation adjustment	(136)
Goodwill, net at March 30, 2024	$93,853
Goodwill, net at March 30, 2024, is comprised of goodwill of $165.7 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal quarter ended March 30, 2024 or during the fiscal year ended December 30, 2023.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		March 30, 2024			December 30, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$13,800	$(6,949)	$6,851	$13,800	$(6,604)	$7,196
There were no impairment losses related to intangible assets during the fiscal quarter ended March 30, 2024 or during the fiscal year ended December 30, 2023. Amortization expense related to intangible assets was $0.3 million and $0.4 million for the fiscal quarters ended March 30, 2024 and April 1, 2023, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 30, 2024	December 30, 2023
Compensation and related expenses	$81,503	$143,647
Performance awards	8,105	16,556
Direct project accruals	2,158	1,704
Other	14,242	9,133
Total accrued expenses	$106,008	$171,040
As of March 30, 2024 and December 30, 2023, approximately $56.6 million and $121.2 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended March 30, 2024 and April 1, 2023, CRA’s effective income tax rate (“ETR”) was 28.0% and 29.2%, respectively. The ETR for the first quarter of fiscal 2024 was lower than the first quarter of fiscal 2023 primarily due to changes in state statutory tax rates in the current year, having had a valuation allowance in the prior year that has now been reversed, as well as the impact of a higher profit in the current period.
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters ended March 30, 2024 and April 1, 2023.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters ended March 30, 2024 and April 1, 2023.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Numerator:
Net income — basic	$13,691	$8,918
Less: net income attributable to participating shares	46	34
Net income — diluted	$13,645	$8,884
Denominator:
Weighted average shares outstanding — basic	6,926	7,119
Effect of dilutive stock options and restricted stock units	85	133
Weighted average shares outstanding — diluted	7,011	7,252
Net income per share:
Basic	$1.97	$1.25
Diluted	$1.95	$1.23
For the fiscal quarter ended March 30, 2024, there were no anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average outstanding shares. For the fiscal quarter ended April 1, 2023, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 196 shares.
8. Fair Value of Financial Instruments
The following tables show CRA's financial instruments recorded in the condensed consolidated financial statements which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 30, 2024
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$190
Total Liabilities	$—	$—	$190

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$190
Total Liabilities	$—	$—	$190

The contingent consideration liability pertains to estimated future contingent consideration payments related to the acquisition of bioStrategies Group, Inc. during fiscal 2022. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	March 30, 2024	December 30, 2023
Beginning balance	$190	$1,056
Remeasurement of acquisition-related contingent consideration	—	(934)
Accretion	—	68
Ending balance	$190	$190
9. Credit Agreement
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of March 30, 2024, CRA was in compliance with the covenants of the Credit Agreement.
There were $70.0 million in borrowings outstanding under the revolving credit facility as of March 30, 2024 and no borrowings outstanding as of December 30, 2023. As of March 30, 2024, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.5 million.
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
11. Subsequent Events
On May 2, 2024, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.42 per common share, payable on June 14, 2024 to shareholders of record as of May 28, 2024.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of March 30, 2024 remain unchanged from December 30, 2023. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 29, 2024 (the “2023 Form 10-K”) for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter Ended March 30, 2024, Compared to the Fiscal Quarter Ended April 1, 2023
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	March 30, 2024	April 1, 2023
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	69.2	70.6
Selling, general and administrative expenses	17.8	18.6
Depreciation and amortization	1.6	1.9
Income from operations	11.4	9.0
Interest expense, net	(0.3)	(0.4)
Foreign currency gains (losses), net	(0.1)	(0.3)
Income before provision for income taxes	11.1	8.2
Provision for income taxes	3.1	2.4
Net income	8.0%	5.8%

Fiscal Quarter Ended March 30, 2024, Compared to the Fiscal Quarter Ended April 1, 2023
Revenues. Revenues increased by $19.0 million, or 12.4%, to $171.8 million for the first quarter of fiscal 2024 from $152.8 million for the first quarter of fiscal 2023. Utilization increased to 73% for the first quarter of fiscal 2024 from 70% for the first quarter of fiscal 2023, while consultant headcount grew 2.6% from 972 at the end of the first quarter of fiscal 2023 to 997 at the end of the first quarter of fiscal 2024.
Overall, revenues outside of the U.S. represented approximately 17% and 23% of net revenues for the first quarters of fiscal 2024 and fiscal 2023, respectively. Revenues derived from fixed-price projects remained unchanged at 18% of net revenues for the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $11.1 million, or 10.2%, to $118.9 million for the first quarter of fiscal 2024 from $107.8 million for the first quarter of fiscal 2023. The increase in costs of services was due to an increase in employee and incentive compensation of $8.8 million attributable to salaries and benefits associated with our increased consulting headcount, and an increase in client reimbursable expenses of $3.1 million, partially offset by a decrease in forgivable loan amortization of $0.8 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 69.2% for the first quarter of fiscal 2024 from 70.6% for the first quarter of fiscal 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.1 million, or 7.5%, to $30.5 million for the first quarter of fiscal 2024 from $28.4 million for the first quarter of fiscal 2023. Within this category of expenses, there was a $0.9 million increase in employee and incentive compensation, a $0.7 million increase in bad debt expense, a $0.1 million increase in commissions to our non-employee experts, $0.1 million increase in rent expense, and a $0.3 million increase in miscellaneous and other fees for the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. As a percentage of revenues, selling, general and administrative expenses decreased to 17.8% for the first quarter of fiscal 2024 from 18.6% for the first quarter of fiscal 2023. Commissions to our non-employee experts decreased to 2.1% of revenues for the first quarter of fiscal 2024 compared to 2.3% of revenues the first quarter of fiscal 2023.
Provision for Income Taxes. The income tax provision was $5.3 million and the effective tax rate ("ETR") was 28.0% for the first quarter of fiscal 2024 compared to $3.7 million and 29.2% for the first quarter of fiscal 2023. The ETR for the current fiscal quarter was lower than the prior year fiscal quarter primarily due to changes in state statutory tax rates in the current year, having had a valuation allowance in the prior year that has now been reversed, as well as the impact of a higher profit in the current period. The ETR for the first quarter of fiscal 2024 and 2023 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation.
Net Income. Net income increased to $13.7 million for the first quarter of fiscal 2024 from $8.9 million for the first quarter of fiscal 2023. The net income per diluted share was $1.95 per share for the first quarter of fiscal 2024, compared to $1.23 of net income per diluted share for the first quarter of fiscal 2023. Weighted average diluted shares outstanding decreased by approximately 241,000 shares to approximately 7,011,000 shares for the first quarter of fiscal 2024 from approximately 7,252,000 shares for the first quarter of fiscal 2023. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since April 1, 2023, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since April 1, 2023.
Liquidity and Capital Resources
Fiscal Quarter Ended March 30, 2024
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of March 30, 2024, we had $37.1 million of cash and cash equivalents and $175.5 million of borrowing capacity under our revolving credit facility.
General. During the fiscal quarter ended March 30, 2024, cash and cash equivalents decreased by $8.5 million. We completed the period with cash and cash equivalents of $37.1 million. The principal drivers of the decrease of cash and cash equivalents was payment of a significant portion of our fiscal 2023 performance bonuses in the first quarter of fiscal 2024, the repurchase of shares, and the payment of dividends, offset by net borrowings of $70.0 million.

At March 30, 2024, $9.0 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal quarter ended March 30, 2024, net cash used in operating activities was $63.1 million. Net income was $13.7 million for the fiscal quarter ended March 30, 2024. Uses of cash for operating activities included a decrease in accounts payable, accrued expenses, and other liabilities of $69.3 million, primarily due to the payment of a significant portion of our fiscal 2023 performance bonuses and performance awards, an increase of $13.6 million in unbilled receivables, a $4.4 million decrease in lease liabilities, a $2.6 million increase in prepaid expenses and other current assets, and a decrease in forgivable loans for the period of $0.5 million, which was primarily driven by $5.3 million of forgivable loan issuances, offset by $5.8 million of forgivable loan amortization. Partially offsetting these uses of cash was a decrease of $2.5 million in accounts receivable and an increase of $2.4 million in incentive cash awards payable.
Non-cash items included right-of-use amortization of $3.6 million, depreciation and amortization expense of $2.8 million, and share-based compensation expenses of $1.0 million.
During the fiscal quarter ended March 30, 2024, net cash used in investing activities was $0.7 million, which included capital expenditures, primarily related to purchases of computer equipment and leasehold improvements.
During the fiscal quarter ended March 30, 2024, net cash provided by financing activities was $56.1 million, primarily as a result of net borrowings under the revolving credit facility of $70.0 million. Offsetting this increase in cash provided by financing activities were repurchases of common stock of $9.2 million, payment of cash dividends of $3.1 million, and tax withholding payments reimbursed by restricted shares on vestings of $1.6 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At March 30, 2024, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.1 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $2.7 million and are expected to be paid between fiscal year 2025 and fiscal year 2031 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of March 30, 2024, CRA was in compliance with the covenants of the Credit Agreement.
There was $70.0 million in borrowings outstanding under the revolving credit facility as of March 30, 2024 and no borrowings outstanding as of December 30, 2023. As of March 30, 2024, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.5 million.
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

Share Repurchases
In February 2024, we announced that our Board of Directors authorized an expansion of our existing share repurchase program of an additional $35.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During the fiscal quarter ended March 30, 2024, we repurchased and retired 65,882 shares under our share repurchase program at an average price per share of $140.29. During the fiscal quarter ended April 1, 2023, we repurchased and retired 180,881 shares under our share repurchase program at an average price per share of $113.76.
As of March 30, 2024, we had approximately $37.2 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter ended March 30, 2024, we paid dividends and dividend equivalents of $3.1 million. During the fiscal quarter ended April 1, 2023, we paid dividends and dividend equivalents of $2.7 million.
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
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended March 30, 2024. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2023 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2024.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2024. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K. There have been no material changes to these risk factors during the fiscal quarter ended March 30, 2024.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 30, 2024. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2024.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 31, 2023 to January 27, 2024	—	$—	—	$11,436,962
January 28, 2024 to February 24, 2024	4,230	$108.63	—	$11,436,962
February 25, 2024 to March 30, 2024	74,178	$140.38	65,882	$37,194,638
_______________________________
(1)During the four weeks ended February 24, 2024, we accepted 4,230 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, at the average price of $108.63. During the five weeks ended March 30, 2024, we accepted 8,296 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, at the average price per share of $141.15.
(2)On February 29, 2024, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $35.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended March 30, 2024, we repurchased and retired 65,882 shares under our share repurchase program at an average price per share of $140.29. Approximately $37.2 million was available for future repurchases under this program as of March 30, 2024. We expect to continue to repurchase shares under this program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
During the period ended March 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended March 30, 2024 and April 1, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended March 30, 2024 and April 1, 2023, (iii) Condensed Consolidated Balance Sheets (unaudited) at March 30, 2024 and December 30, 2023, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 30, 2024 and April 1, 2023, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter ended March 30, 2024 and April 1, 2023, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: May 2, 2024	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: May 2, 2024	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer