Form 10-Q
period 2024-06-29
CRA INTERNATIONAL, INC.
filed 2024-08-01
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2024
Common Stock, no par value per share	6,779,710 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended June 29, 2024 and July 1, 2023	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended June 29, 2024 and July 1, 2023	4
	Condensed Consolidated Balance Sheets (unaudited)—June 29, 2024 and December 30, 2023	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended June 29, 2024 and July 1, 2023	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended June 29, 2024 and July 1, 2023	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Mine Safety Disclosures	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	25
Signatures		26

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$171,442	$161,965	$343,230	$314,810
Costs of services (exclusive of depreciation and amortization)	125,327	113,333	244,206	221,170
Selling, general and administrative expenses	32,016	29,846	62,514	58,218
Depreciation and amortization	2,811	2,872	5,603	5,815
Income from operations	11,288	15,914	30,907	29,607
Interest expense, net	(1,483)	(1,616)	(1,948)	(2,187)
Foreign currency losses, net	(191)	(686)	(333)	(1,214)
Income before provision for income taxes	9,614	13,612	28,626	26,206
Provision for income taxes	3,076	4,104	8,397	7,780
Net income	$6,538	$9,508	$20,229	$18,426
Net income per share:
Basic	$0.96	$1.36	$2.93	$2.61
Diluted	$0.94	$1.34	$2.90	$2.56
Weighted average number of shares outstanding:
Basic	6,834	6,983	6,880	7,051
Diluted	6,911	7,080	6,961	7,166
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$6,538	$9,508	$20,229	$18,426
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(315)	1,074	(1,420)	2,126
Comprehensive income	$6,223	$10,582	$18,809	$20,552
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	June 29, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$24,649	$45,586
Accounts receivable, net of allowances of $5,590 and $4,335, respectively	140,141	142,729
Unbilled services, net of allowances of $879 and $1,629, respectively	76,429	56,827
Prepaid expenses and other current assets	15,748	11,575
Forgivable loans	14,213	8,759
Total current assets	271,180	265,476
Property and equipment, net	36,817	38,176
Goodwill	93,855	93,989
Intangible assets, net	7,981	7,196
Right-of-use assets	81,338	86,887
Deferred income taxes	13,842	13,885
Forgivable loans, net of current portion	39,009	45,182
Other assets	1,990	2,420
Total assets	$546,012	$553,211
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,997	$28,701
Accrued expenses	113,252	171,040
Deferred revenue and other liabilities	8,480	12,289
Current portion of lease liabilities	16,966	16,475
Current portion of deferred compensation	3,976	7,582
Revolving line of credit	87,000	—
Total current liabilities	252,671	236,087
Non-current liabilities:
Deferred compensation and other non-current liabilities	16,046	11,681
Non-current portion of lease liabilities	84,492	92,280
Deferred income taxes	1,054	1,062
Total non-current liabilities	101,592	105,023
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,752,604 and 6,934,265 shares issued and outstanding, respectively	—	—
Retained earnings	205,351	224,283
Accumulated other comprehensive loss	(13,602)	(12,182)
Total shareholders’ equity	191,749	212,101
Total liabilities and shareholders’ equity	$546,012	$553,211
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES:
Net income	$20,229	$18,426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,603	5,815
Right-of-use asset amortization	7,462	7,193
Deferred income taxes	(102)	(236)
Share-based compensation expense	2,396	2,098
Bad debt expense (recovery)	681	392
Unrealized foreign currency remeasurement (gains) losses, net	(271)	(62)
Changes in operating assets and liabilities:
Accounts receivable	1,341	4,676
Unbilled services	(19,817)	(21,091)
Prepaid expenses and other current assets, and other assets	(3,821)	(3,247)
Forgivable loans	(6,083)	(4,374)
Incentive cash awards payable	4,796	4,029
Accounts payable, accrued expenses, and other liabilities	(64,488)	(69,747)
Lease liabilities	(9,199)	(8,851)
Net cash used in operating activities	(61,273)	(64,979)
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,046)	(1,282)
Consideration paid for acquisition	(1,500)	(570)
Net cash used in investing activities	(4,546)	(1,852)
FINANCING ACTIVITIES:
Borrowings under revolving line of credit	93,000	105,000
Repayments under revolving line of credit	(6,000)	(25,000)
Tax withholding payments reimbursed by shares	(1,977)	(2,009)
Cash dividends paid	(5,976)	(5,230)
Repurchase of common stock	(33,348)	(23,577)
Net cash provided by financing activities	45,699	49,184
Effect of foreign exchange rates on cash and cash equivalents	(817)	471
Net decrease in cash and cash equivalents	(20,937)	(17,176)
Cash and cash equivalents at beginning of period	45,586	31,447
Cash and cash equivalents at end of period	$24,649	$14,271

Noncash investing and financing activities:
Increase in accounts payable and accrued expenses for property and equipment	$553	$376
Excise tax on share repurchases	$(300)	$(200)
Right-of-use assets obtained in exchange for lease obligations	$2,329	$190
Supplemental cash flow information:
Cash paid for taxes	$12,681	$6,218
Cash paid for interest	$1,533	$2,178
Cash paid for amounts included in operating lease liabilities	$11,163	$11,077
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED JUNE 29, 2024 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 30, 2023	6,934,265	$—	$224,283	$(12,182)	$212,101
Net income	—	—	13,691	—	13,691
Foreign currency translation adjustment	—	—	—	(1,105)	(1,105)
Share-based compensation expense	—	1,039	—	—	1,039
Restricted shares vesting	33,441	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(12,526)	(1,631)	—	—	(1,631)
Shares repurchased	(65,882)	592	(9,834)	—	(9,242)
Accrued excise tax on shares repurchased	—	—	(65)	—	(65)
Accrued dividends on unvested shares	—	—	77	—	77
Cash dividends paid ($0.42 per share)	—	—	(3,075)	—	(3,075)
BALANCE AT MARCH 30, 2024	6,889,298	$—	$225,077	$(13,287)	$211,790
Net income	—	—	6,538	—	6,538
Foreign currency translation adjustment	—	—	—	(315)	(315)
Share-based compensation expense	—	1,357	—	—	1,357
Restricted shares vesting	6,143	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(2,340)	(346)	—	—	(346)
Shares repurchased	(140,497)	(1,011)	(23,095)	—	(24,106)
Accrued excise tax on shares repurchased	—	—	(235)	—	(235)
Accrued dividends on unvested shares	—	—	(33)	—	(33)
Cash dividends paid ($0.42 per share)	—	—	(2,901)	—	(2,901)
BALANCE AT JUNE 29, 2024	6,752,604	$—	$205,351	$(13,602)	$191,749
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the, "CRA" or "Company") which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with U.S. GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2023 included in CRA’s Annual Report on Form 10-K filed with the SEC on February 29, 2024 (the “2023 Form 10-K”).
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, on the 2023 Form 10-K describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Recent Accounting Standards Not Yet Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also requires that a public entity that has a single reportable segment provide all disclosures required by these amendments and all existing segment disclosures in Topic 280.
ASU 2023-07 is effective for CRA for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. CRA plans to adopt the amendment during the fourth fiscal quarter of 2024. CRA expects the adoption of this ASU will impact its disclosures, but will not have a material effect on its consolidated financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU requires disclosure of specific categories in the rate reconciliation, provides additional information for reconciling items that meet a quantitative threshold, and discloses the amount of income taxes paid disaggregated by federal, state, foreign taxes, and individual jurisdiction. ASU 2023-09 also requires income (or loss) from

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
ASU 2023-09 is effective for CRA for annual periods beginning after December 15, 2024. CRA plans to adopt the amendment during the annual reporting for fiscal year 2025. CRA has begun to assess the impact of the amendment and has modeled out the changes to its income tax disclosures. As the amendment relates solely to disclosures, the adoption is not expected to have an effect on CRA's financial results.
2. Revenues and Allowances
The contracts CRA enters into and operates under specify whether the projects are billed on a time-and-materials or a fixed-price basis. Time-and-materials contracts are typically used for litigation, regulatory, and financial consulting projects while fixed-price contracts are principally used for management consulting projects. In general, project costs are classified in costs of services (exclusive of depreciation and amortization) and are based on the direct salary of CRA’s employee consultants on the engagement, plus all direct expenses incurred to complete the project, including any amounts billed to CRA by its non-employee experts.
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Consulting services revenues:
Fixed-price	$29,292	$27,896	$59,373	$54,729
Time-and-materials	142,150	134,069	283,857	260,081
Total	$171,442	$161,965	$343,230	$314,810
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Consulting services revenues:
United States	$138,601	$126,894	$280,805	$244,766
United Kingdom	22,161	26,396	43,315	52,045
Other	10,680	8,675	19,110	17,999
Total	$171,442	$161,965	$343,230	$314,810

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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Bad debt expense (recovery), net	$18	$392	$681	$392
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Reimbursable expenses	$16,361	$17,252	$33,423	$31,233
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings, and cash collections results in accounts receivables, unbilled services, and contract liabilities on the consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. The following table presents the open and closing balances of CRA's accounts receivables, net and unbilled services, net (in thousands):

	June 29, 2024	December 30, 2023	December 31, 2022
Accounts receivable, net	$140,141	$142,729	$143,644
Unbilled services, net	$76,429	$56,827	$51,343
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of June 29, 2024, December 30, 2023, and December 31, 2022.
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

	June 29, 2024	December 30, 2023	December 31, 2022
Contract liabilities	$2,153	$6,037	$6,977

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amounts included in contract liabilities at the beginning of the period	$2,296	$2,832	$5,612	$6,194
Performance obligations satisfied in previous periods	$3,394	$3,298	$3,515	$2,744
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
The following table presents forgivable loan activity for the respective periods (in thousands):

	June 29, 2024	December 30, 2023
Beginning balance	$53,941	$56,456
Advances	24,130	23,342
Repayments	(288)	(1,816)
Reclassifications from accrued expenses or to other assets (1)	(6,743)	—
Amortization (2)	(17,757)	(24,198)
Effects of foreign currency translation	(61)	157
Ending balance	$53,222	$53,941
Current portion of forgivable loans	$14,213	$8,759
Non-current portion of forgivable loans	$39,009	$45,182
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
(2)During the quarter ended June 29, 2024, approximately $5.7 million of amortization was accelerated due to involuntary terminations.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended June 29, 2024 are summarized as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Goodwill, at December 30, 2023	$165,882
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 30, 2023	93,989
Additions due to acquisitions	—
Foreign currency translation adjustment	(134)
Goodwill, net at June 29, 2024	$93,855
Goodwill, net at June 29, 2024 of $93.9 million, is comprised of goodwill of $165.7 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal-year-to-date period ended June 29, 2024 or during the fiscal year ended December 30, 2023.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		June 29, 2024			December 30, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$15,300	$(7,319)	$7,981	$13,800	$(6,604)	$7,196
There were no impairment losses related to intangible assets during the fiscal year-to-date period ended June 29, 2024 or during the fiscal year ended December 30, 2023. As a result of an asset acquisition in CRA's Intellectual Property Practice, CRA recognized $1.5 million of intangible assets related to customer relationships during the fiscal quarter ended June 29, 2024. Amortization expense related to intangible assets was $0.4 million and $0.7 million for the fiscal quarter and fiscal year-to-date period ended June 29, 2024, respectively, $0.3 million and $0.7 million for the fiscal quarter and fiscal year-to-date period ended July 1, 2023, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 29, 2024	December 30, 2023
Compensation and related expenses	$99,285	$143,647
Performance awards	1,671	16,556
Direct project accruals	3,194	1,704
Other	9,102	9,133
Total accrued expenses	$113,252	$171,040
As of June 29, 2024 and December 30, 2023, approximately $75.6 million and $121.2 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended June 29, 2024 and July 1, 2023, CRA’s effective income tax rate (“ETR”) was 32.0% and 30.1%, respectively. The ETR for the second quarter of fiscal 2024 was higher than the second quarter of fiscal 2023 primarily due to increases in estimated state apportionment and nondeductible executive compensation and a decrease in the U.S. benefit

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

associated with the foreign-derived intangible income deduction, partially offset by having had a valuation allowance in the prior year that has now reversed.
For the fiscal year-to-date periods ended June 29, 2024 and July 1, 2023, CRA's ETR was 29.3% and 29.7%. respectively. The ETR for the current fiscal year-to-date period was lower than the prior year-to-date period primarily due to having had a valuation allowance in the prior year that has now reversed.
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended June 29, 2024 and July 1, 2023.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended June 29, 2024 and July 1, 2023.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income — basic	$6,538	$9,508	$20,229	$18,426
Less: net income attributable to participating shares	22	34	68	69
Net income — diluted	$6,516	$9,474	$20,161	$18,357
Denominator:
Weighted average shares outstanding — basic	6,834	6,983	$6,880	$7,051
Effect of dilutive stock options and restricted stock units	77	97	81	115
Weighted average shares outstanding — diluted	6,911	7,080	6,961	7,166
Net income per share:
Basic	$0.96	$1.36	$2.93	$2.61
Diluted	$0.94	$1.34	$2.90	$2.56
For the fiscal quarter and fiscal year-to-date period ended June 29, 2024, there were no anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average outstanding shares. For the fiscal quarter and fiscal-year-to-date ended July 1, 2023, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 17,120 and 4,329 shares, respectively.
8. Fair Value of Financial Instruments
The following tables show CRA's financial instruments recorded in the condensed consolidated financial statements which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	June 29, 2024
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

The contingent consideration liability pertains to estimated future contingent consideration payments related to the acquisition of bioStrategies Group, Inc. during fiscal 2022. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	June 29, 2024	December 30, 2023
Beginning balance	$190	$1,056
Remeasurement of acquisition-related contingent consideration	—	(934)
Accretion	—	68
Ending balance	$190	$190
9. Credit Agreement
CRA is party to a Credit Agreement, dated as of August 19, 2022 (as amended, the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides CRA with a $250.0 million revolving credit facility, which may be decreased at CRA's option to $200.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of June 29, 2024, CRA was in compliance with the covenants of the Credit Agreement.
There were $87.0 million in borrowings outstanding under the revolving credit facility as of June 29, 2024 and no borrowings outstanding as of December 30, 2023. As of June 29, 2024, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.5 million.
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
11. Subsequent Events
On August 1, 2024, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.42 per common share, payable on September 13, 2024 to shareholders of record as of August 27, 2024.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of June 29, 2024 remain unchanged from December 30, 2023. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 29, 2024 (the “2023 Form 10-K”) for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 29, 2024, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended July 1, 2023
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	73.1	70.0	71.1	70.3
Selling, general and administrative expenses	18.7	18.4	18.2	18.5
Depreciation and amortization	1.6	1.8	1.6	1.8
Income from operations	6.6	9.8	9.0	9.4
Interest expense, net	(0.9)	(1.0)	(0.6)	(0.7)
Foreign currency gains (losses), net	(0.1)	(0.4)	(0.1)	(0.4)
Income before provision for income taxes	5.6	8.4	8.3	8.3
Provision for income taxes	1.8	2.5	2.4	2.5
Net income	3.8%	5.9%	5.9%	5.9%

Fiscal Quarter Ended June 29, 2024, Compared to the Fiscal Quarter Ended July 1, 2023
Revenues. Revenues increased by $9.4 million, or 5.9%, to $171.4 million for the second quarter of fiscal 2024 from $162.0 million for the second quarter of fiscal 2023. Utilization increased to 74% for the second quarter of fiscal 2024 from 72% for the second quarter of fiscal 2023, while consultant headcount decreased from 971 at the end of the second quarter of fiscal 2023 to 968 at the end of the second quarter of fiscal 2024.
Overall, revenues outside of the U.S. represented approximately 19% and 22% of net revenues for the second quarters of fiscal 2024 and fiscal 2023, respectively. Revenues derived from fixed-price projects remained unchanged at 17% of net revenues for the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $12.0 million, or 10.6%, to $125.3 million for the second quarter of fiscal 2024 from $113.3 million for the second quarter of fiscal 2023. The increase in costs of services was due to an increase in employee and incentive compensation of $8.3 million attributable to salaries and benefits and an increase in forgivable loan amortization of $4.7 million, partially offset by a decrease in client reimbursable expenses of $0.9 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 73.1% for the second quarter of fiscal 2024 from 70.0% for the second quarter of fiscal 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or 7.3%, to $32.0 million for the second quarter of fiscal 2024 from $29.8 million for the second quarter of fiscal 2023. Within this category of expenses, there was a $1.1 million increase in employee and incentive compensation, an $0.7 million increase in travel and entertainment, a $0.4 million decrease in bad debt expense, and a $0.8 million increase in miscellaneous and other fees for the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023.
As a percentage of revenues, selling, general and administrative expenses increased to 18.7% for the second quarter of fiscal 2024 from 18.4% for the second quarter of fiscal 2023. Commissions to our non-employee experts decreased to 2.2% of revenues for the second quarter of fiscal 2024 compared to 2.3% of revenues the second quarter of fiscal 2023.
Provision for Income Taxes. The income tax provision was $3.1 million and the effective tax rate ("ETR") was 32.0% for the second quarter of fiscal 2024 compared to $4.1 million and 30.1% for the second quarter of fiscal 2023. The ETR for the current fiscal quarter was higher than the prior year fiscal quarter primarily due to increases in estimated state apportionment and nondeductible executive compensation and a decrease in the U.S. benefit associated with the foreign-derived intangible income (“FDII”) deduction, partially offset by having had a valuation allowance in the prior year that has now reversed. The ETR for the second quarter of fiscal 2024 and 2023 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the FDII.
Net Income. Net income decreased to $6.5 million for the second quarter of fiscal 2024 from $9.5 million for the second quarter of fiscal 2023. The net income per diluted share was $0.94 per share for the second quarter of fiscal 2024, compared to $1.34 of net income per diluted share for the second quarter of fiscal 2023. Weighted average diluted shares outstanding decreased by approximately 169,000 shares to approximately 6,911,000 shares for the second quarter of fiscal 2024 from approximately 7,080,000 shares for the second quarter of fiscal 2023. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since July 1, 2023, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since July 1, 2023.
Fiscal Year-to-Date Period Ended June 29, 2024, Compared to the Fiscal Year-to-Date Period Ended July 1, 2023
Revenues. Revenues increased by $28.4 million, or 9.0%, to $343.2 million for the fiscal year-to-date period ended June 29, 2024 from $314.8 million for the fiscal year-to-date period ended July 1, 2023. Utilization increased to 74% for the fiscal year-to-date period ended June 29, 2024 from 71% for the fiscal year-to-date period ended July 1, 2023, while consultant headcount decreased from 971 at the end of the second quarter of fiscal 2023 to 968 at the end of the second quarter of fiscal 2024.
Overall, revenues outside of the U.S. represented approximately 18% and 22% of net revenues for the fiscal year-to-date periods ended June 29, 2024 and July 1, 2023, respectively. Revenues derived from fixed-price projects remained unchanged at 17% of net revenues for the fiscal year-to-date periods ended June 29, 2024 and July 1, 2023. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $23.0 million, or 10.4%, to $244.2 million for the fiscal year-to-date period ended June 29, 2024 from $221.2 million for the fiscal year-to-date period ended July 1, 2023. The increase in costs of services was due to an increase of $16.8 million in employee compensation and fringe benefit costs, an increase in forgivable loan amortization of $3.9 million, and an increase in client reimbursable expenses of $2.3 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 71.1% for the fiscal year-to-date period ended June 29, 2024 mainly due to $8.1 million of charges associated with portfolio optimization, from 70.3% for the fiscal year-to-date period ended July 1, 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.3 million, or 7.4%, to $62.5 million for the fiscal year-to-date period ended June 29, 2024 from $58.2 million for the fiscal year-to-date period ended July 1, 2023. Within this category of expenses, there was a $1.9 million increase in employee compensation and fringe benefit costs, a $0.6 million increase in travel and entertainment, a $0.6 million increase in software subscriptions, a $0.3 million increase in bad debt expense, a $0.2 million increase in rent expense, a $0.2 million increase in commissions to our non-employee experts, and a $0.5 million increase in miscellaneous and other fees for the fiscal year-to-date period ended June 29, 2024 as compared to the fiscal year-to-date period ended July 1, 2023.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.2% for the fiscal year-to-date period ended June 29, 2024 from 18.5% for the fiscal year-to-date period ended July 1, 2023. Commissions to our non-employee experts decreased to 2.2% of revenues for the fiscal year-to-date period ended June 29, 2024 compared to 2.3% of revenues for the fiscal year-to-date period ended July 1, 2023.
Provision for Income Taxes. The income tax provision was $8.4 million and the ETR was 29.3% for the fiscal year-to-date period ended June 29, 2024, compared to $7.8 million and 29.7% for the fiscal year-to-date period ended July 1, 2023. The ETR for the current fiscal year-to-date period was lower than the prior fiscal year-to-date period primarily due to having had a valuation allowance in the prior year that has now reversed. The ETR for the fiscal year-to-date periods ended June 29, 2024 and July 1, 2023 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit for share-based compensation and the FDII.
Net Income. Net income increased by $1.8 million to $20.2 million for the fiscal year-to-date period ended June 29, 2024 from $18.4 million for the fiscal year-to-date period ended July 1, 2023. The diluted net income per share was $2.90 for the fiscal year-to-date period ended June 29, 2024, compared to diluted net income per share of $2.56 for the fiscal year-to-date period ended July 1, 2023. Weighted average diluted shares outstanding decreased by approximately 205,000 to approximately 6,961,000 shares for the fiscal year-to-date period ended June 29, 2024 from approximately 7,166,000 shares for the fiscal year-to-date period ended July 1, 2023. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since July 1, 2023, offset in part by the vesting of restricted stock and time-vesting restricted stock units and the exercise of stock options since July 1, 2023.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended June 29, 2024
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of June 29, 2024, we had $24.6 million of cash and cash equivalents and $158.5 million of borrowing capacity under our revolving credit facility.
General. During the fiscal year-to-date period ended June 29, 2024, cash and cash equivalents decreased by $20.9 million. We completed the period with cash and cash equivalents of $24.6 million. The principal drivers of the decrease of cash and cash equivalents was payment of a significant portion of our fiscal 2023 performance bonuses in the first and second quarters of fiscal 2024, forgivable loan advances, the repurchase of shares, and the payment of dividends, offset by net borrowings of $87.0 million.

At June 29, 2024, $5.6 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended June 29, 2024, net cash used in operating activities was $61.4 million. Net income was $20.2 million for the fiscal year-to-date period ended June 29, 2024. Uses of cash for operating activities included a decrease in accounts payable, accrued expenses, and other liabilities of $64.5 million, primarily due to the payment of a significant portion of our fiscal 2023 performance bonuses and performance awards, an increase of $19.8 million in unbilled receivables, a $9.2 million decrease in lease liabilities, an increase in forgivable loans for the period of $6.1 million, which was primarily driven by $23.9 million of forgivable loan issuances, net of repayments, offset by $17.8 million of forgivable loan amortization, and a $3.8 million increase in prepaid expenses and other current assets. Partially offsetting these uses of cash was an increase of $4.8 million in incentive cash awards payable and a decrease of $1.3 million in accounts receivable.
Non-cash items included right-of-use amortization of $7.5 million, depreciation and amortization expense of $5.6 million, and share-based compensation expenses of $2.4 million.
During the fiscal year-to-date period ended June 29, 2024, net cash used in investing activities was $4.5 million, which included capital expenditures, primarily related to furniture and leasehold improvements.
During the fiscal year-to-date period ended June 29, 2024, net cash provided by financing activities was $45.7 million, primarily as a result of net borrowings under the revolving credit facility of $87.0 million. Offsetting this increase in cash provided by financing activities were repurchases of common stock of $33.3 million, payment of cash dividends of $6.0 million, and tax withholding payments reimbursed by restricted shares on vesting of $2.0 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At June 29, 2024, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.1 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $2.8 million and are expected to be paid between fiscal year 2026 and fiscal year 2031 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
Indebtedness
CRA is party to a Credit Agreement, dated as of August 19, 2022 (as amended, the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides CRA with a $250.0 million revolving credit facility, which may be decreased at CRA's option to $200.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
We may use the proceeds of the revolving credit loans under the Credit Agreement for general corporate purposes and may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than August 19, 2027. Borrowings under the revolving credit facility bear interest at a rate per annum equal to one of the following rates, at our election, plus an applicable margin as described below: (i) in the case of borrowings in U.S. dollars by us, the Base Rate (as defined in the Credit Agreement), (ii) in the case of borrowings in U.S. dollars, a rate based on Term SOFR (as defined in the Credit Agreement) for the applicable interest period, (iii) in the case of borrowings in Euros, EURIBOR (as defined in the Credit Agreement) for the applicable interest period, (iv) in the case of borrowings in Pounds Sterling, a daily rate based on SONIA (as defined in the Credit Agreement), (v) in the case of borrowings in Canadian Dollars, Term CORRA (as defined in the Credit Agreement) for the applicable interest period, (vi) in the case of borrowings in Swiss Francs, a daily rate based on SARON (as defined in the Credit Agreement), or (vii) in the case of borrowings in any other Alternate Currency (as defined in the Credit Agreement), the relevant daily or term rate determined as provided in the Credit Agreement. The applicable margin on borrowings based on the Base Rate varies within a range of 0.25% to 1.00% depending on our consolidated net leverage ratio, and the applicable margin on borrowings based on any of the other rates described above varies within a range of 1.25% to 2.00% depending on our consolidated net leverage ratio.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of June 29, 2024, CRA was in compliance with the covenants of the Credit Agreement.
There was $87.0 million in borrowings outstanding under the revolving credit facility as of June 29, 2024 and no borrowings outstanding as of December 30, 2023. As of June 29, 2024, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.5 million.
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
During the fiscal quarter and fiscal year-to-date period ended June 29, 2024, we repurchased and retired 140,497 and 206,379 shares, respectively, under our share repurchase program at an average price per share of $171.58 and $161.59, respectively. During the fiscal quarter and fiscal year-to-date period ended July 1, 2023, we repurchased and retired 31,090 and 211,971 shares, respectively, under our share repurchase program at an average price per share of $96.49 and $111.23, respectively.
As of June 29, 2024, we had approximately $13.1 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended June 29, 2024, we paid dividends and dividend equivalents of $2.9 million and $6.0 million, respectively. During the fiscal quarter and fiscal year-to-date period ended July 1, 2023, we paid dividends and dividend equivalents of $2.5 million and $5.2 million, respectively.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended June 29, 2024. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2023 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2024.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2024. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K. There have been no material changes to these risk factors during the fiscal quarter ended June 29, 2024.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 29, 2024. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2024.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31, 2024 to April 27, 2024	2,340	$147.94	—	$37,194,638
April 28, 2024 to May 25, 2024	74,635	$168.38	74,635	$24,627,282
May 26, 2024 to June 29, 2024	65,862	$175.20	65,862	$13,088,568
Total	142,837	$171.19	140,497
_______________________________
(1)During the four weeks ended April 27, 2024, we accepted 2,340 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our Amended and Restated 2006 Equity Incentive Plan, as amended, at the average price of $147.94.

(2)On February 29, 2024, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $35.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended May 25, 2024, we repurchased and retired 74,635 shares under our share repurchase program at an average price per share of $168.38. During the five weeks ended June 29, 2024, we repurchased and retired 65,862 shares under our share repurchase program at an average price per share of $175.20.Approximately $13.1 million was available for future repurchases under this program as of June 29, 2024. We expect to continue to repurchase shares under this program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
During the fiscal quarter ended June 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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
Amendment No. 1 to Credit Agreement, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto, dated as of June 21, 2024.

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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended June 29, 2024 and July 1, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended June 29, 2024 and July 1, 2023, (iii) Condensed Consolidated Balance Sheets (unaudited) at June 29, 2024 and December 30, 2023, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended June 29, 2024 and July 1, 2023, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter ended June 29, 2024 and July 1, 2023, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: August 1, 2024	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: August 1, 2024	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer