Form 10-Q
period 2024-09-28
CRA INTERNATIONAL, INC.
filed 2024-10-31
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2024
Common Stock, no par value per share	6,779,710 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 28, 2024 and September 30, 2023	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 28, 2024 and September 30, 2023	4
	Condensed Consolidated Balance Sheets (unaudited)—September 28, 2024 and December 30, 2023	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 28, 2024 and September 30, 2023	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended September 28, 2024 and September 30, 2023	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Mine Safety Disclosures	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	26
Signatures		27

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	$167,748	$147,553	$510,979	$462,363
Costs of services (exclusive of depreciation and amortization)	115,188	105,894	359,394	327,064
Selling, general and administrative expenses	31,269	27,919	93,784	86,137
Depreciation and amortization	2,900	2,947	8,503	8,762
Income from operations	18,391	10,793	49,298	40,400
Interest expense, net	(1,457)	(1,025)	(3,405)	(3,212)
Foreign currency gains (losses), net	(904)	755	(1,236)	(459)
Income before provision for income taxes	16,030	10,523	44,657	36,729
Provision for income taxes	4,593	1,927	12,991	9,707
Net income	$11,437	$8,596	$31,666	$27,022
Net income per share:
Basic	$1.68	$1.22	$4.62	$3.83
Diluted	$1.67	$1.21	$4.57	$3.78
Weighted average number of shares outstanding:
Basic	6,760	6,977	6,840	7,026
Diluted	6,843	7,083	6,922	7,138
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$11,437	$8,596	$31,666	$27,022
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	2,895	(1,755)	1,475	371
Comprehensive income	$14,332	$6,841	$33,141	$27,393
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$24,481	$45,586
Accounts receivable, net of allowances of $5,490 and $4,335, respectively	152,116	142,729
Unbilled services, net of allowances of $1,026 and $1,629, respectively	80,739	56,827
Prepaid expenses and other current assets	17,726	11,575
Forgivable loans	10,478	8,759
Total current assets	285,540	265,476
Property and equipment, net	38,496	38,176
Goodwill	94,577	93,989
Intangible assets, net	7,599	7,196
Right-of-use assets	87,032	86,887
Deferred income taxes	13,350	13,885
Forgivable loans, net of current portion	48,501	45,182
Other assets	7,248	2,420
Total assets	$582,343	$553,211
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,430	$28,701
Accrued expenses	146,284	171,040
Deferred revenue and other liabilities	8,451	12,289
Current portion of lease liabilities	18,626	16,475
Current portion of deferred compensation	6,466	7,582
Revolving line of credit	60,000	—
Total current liabilities	268,257	236,087
Non-current liabilities:
Deferred compensation and other non-current liabilities	19,045	11,681
Non-current portion of lease liabilities	89,412	92,280
Deferred income taxes	1,116	1,062
Total non-current liabilities	109,573	105,023
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,761,582 and 6,934,265 shares issued and outstanding, respectively	1,311	—
Retained earnings	213,909	224,283
Accumulated other comprehensive loss	(10,707)	(12,182)
Total shareholders’ equity	204,513	212,101
Total liabilities and shareholders’ equity	$582,343	$553,211
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES:
Net income	$31,666	$27,022
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,503	8,762
Right-of-use asset amortization	11,309	10,602
Deferred income taxes	418	(1,257)
Share-based compensation expense	3,760	3,024
Bad debt expense (recovery)	587	523
Unrealized foreign currency remeasurement (gains) losses, net	(152)	(112)
Changes in operating assets and liabilities:
Accounts receivable	(9,018)	18,785
Unbilled services	(23,303)	(17,226)
Prepaid expenses and other current assets, and other assets	(10,342)	(4,006)
Forgivable loans	(13,958)	(2,306)
Incentive cash awards payable	7,262	6,110
Accounts payable, accrued expenses, and other liabilities	(24,174)	(36,786)
Lease liabilities	(12,247)	(13,162)
Net cash used in operating activities	(29,689)	(27)
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,032)	(2,008)
Consideration paid for acquisition	(1,500)	(577)
Net cash used in investing activities	(7,532)	(2,585)
FINANCING ACTIVITIES:
Borrowings under revolving line of credit	95,000	105,000
Repayments under revolving line of credit	(35,000)	(73,000)
Tax withholding payments reimbursed by shares	(2,030)	(2,040)
Cash dividends paid	(8,850)	(7,773)
Repurchase of common stock	(33,348)	(23,577)
Net cash provided by (used in) financing activities	15,772	(1,390)
Effect of foreign exchange rates on cash and cash equivalents	344	159
Net decrease in cash and cash equivalents	(21,105)	(3,843)
Cash and cash equivalents at beginning of period	45,586	31,447
Cash and cash equivalents at end of period	$24,481	$27,604

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$1,228	$(129)
Asset retirement obligations	$191	$—
Excise tax on share repurchases	$(284)	$(190)
Right-of-use assets obtained in exchange for lease obligations	$10,627	$2,503
Supplemental cash flow information:
Cash paid for taxes	$17,085	$9,953
Cash paid for interest	$3,086	$2,904
Cash paid for amounts included in operating lease liabilities	$15,008	$16,660
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED SEPTEMBER 28, 2024 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 30, 2023	6,934,265	$—	$224,283	$(12,182)	$212,101
Net income	—	—	13,691	—	13,691
Foreign currency translation adjustment	—	—	—	(1,105)	(1,105)
Share-based compensation expense	—	1,039	—	—	1,039
Restricted shares vesting	33,441	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(12,526)	(1,631)	—	—	(1,631)
Shares repurchased	(65,882)	592	(9,834)	—	(9,242)
Accrued excise tax on shares repurchased	—	—	(65)	—	(65)
Accrued dividends on unvested shares	—	—	77	—	77
Cash dividends paid ($0.42 per share)	—	—	(3,075)	—	(3,075)
BALANCE AT MARCH 30, 2024	6,889,298	—	$225,077	$(13,287)	$211,790
Net income	—	—	6,538	—	6,538
Foreign currency translation adjustment	—	—	—	(315)	(315)
Share-based compensation expense	—	1,357	—	—	1,357
Restricted shares vesting	6,143	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(2,340)	(346)	—	—	(346)
Shares repurchased	(140,497)	(1,011)	(23,095)	—	(24,106)
Accrued excise tax on shares repurchased	—	—	(235)	—	(235)
Accrued dividends on unvested shares	—	—	(33)	—	(33)
Cash dividends paid ($0.42 per share)	—	—	(2,901)	—	(2,901)
BALANCE AT JUNE 29, 2024	6,752,604	—	$205,351	$(13,602)	$191,749
Net income	—	—	11,437	—	11,437
Foreign currency translation adjustment	—	—	—	2,895	2,895
Share-based compensation expense	—	1,364	—	—	1,364
Restricted shares vesting	9,272	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(294)	(53)	—	—	(53)
Accrued excise tax on shares repurchased	—	—	16	—	16
Accrued dividends on unvested shares	—	—	(21)	—	(21)
Cash dividends paid ($0.42 per share)	—	—	(2,874)	—	(2,874)
BALANCE AT SEPTEMBER 28, 2024	6,761,582	1,311	$213,909	$(10,707)	$204,513
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
Description of Business
CRA International, Inc. and its wholly-owned subsidiaries (collectively, "CRA" or the "Company") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment. CRA operates its business under its registered trade name, Charles River Associates.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with U.S. GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2023 included in CRA’s Annual Report on Form 10-K filed with the SEC on February 29, 2024 (the “2023 Form 10-K”).
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Consulting services revenues:
Fixed-price	$30,670	$26,856	$90,043	$81,585
Time-and-materials	137,078	120,697	420,936	380,778
Total	$167,748	$147,553	$510,979	$462,363
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Consulting services revenues:
United States	$136,223	$117,420	$417,029	$362,186
United Kingdom	20,821	21,227	64,136	73,272
Other	10,704	8,906	29,814	26,905
Total	$167,748	$147,553	$510,979	$462,363

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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Bad debt expense (recovery), net	$(94)	$131	$587	$523
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Reimbursable expenses	$16,107	$17,932	$49,530	$49,165
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings, and cash collections results in accounts receivables, unbilled services, and contract liabilities on the consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. The following table presents the open and closing balances of CRA's accounts receivable, net and unbilled services, net (in thousands):

	September 28, 2024	December 30, 2023	December 31, 2022
Accounts receivable, net	$152,116	$142,729	$143,644
Unbilled services, net	$80,739	$56,827	$51,343
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of September 28, 2024, December 30, 2023, and December 31, 2022.
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

	September 28, 2024	December 30, 2023	December 31, 2022
Contract liabilities	$2,141	$6,037	$6,977

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Amounts included in contract liabilities at the beginning of the period	$1,656	$2,580	$5,686	$6,619
Performance obligations satisfied in previous periods	$2,650	$3,658	$3,557	$2,816
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and six years with interest rates currently ranging up to 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	September 28, 2024	December 30, 2023
Beginning balance	$53,941	$56,456
Advances	38,388	23,342
Repayments	(288)	(1,816)
Reclassifications from accrued expenses or to other assets (1)	(8,965)	—
Amortization (2)	(24,141)	(24,198)
Effects of foreign currency translation	44	157
Ending balance	$58,979	$53,941
Current portion of forgivable loans	$10,478	$8,759
Non-current portion of forgivable loans	$48,501	$45,182
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended September 28, 2024 are summarized as follows (in thousands):

Goodwill, at December 30, 2023	$165,882
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 30, 2023	93,989
Foreign currency translation adjustment	588
Goodwill, net at September 28, 2024	$94,577
Goodwill, net at September 28, 2024 of $94.6 million, is comprised of goodwill of $166.5 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal-year-to-date period ended September 28, 2024 or during the fiscal year ended December 30, 2023.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		September 28, 2024			December 30, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$15,300	$(7,701)	$7,599	$13,800	$(6,604)	$7,196
There were no impairment losses related to intangible assets during the fiscal year-to-date period ended September 28, 2024 or during the fiscal year ended December 30, 2023. Amortization expense related to intangible assets was $0.4 million and $1.1 million for the fiscal quarter and fiscal year-to-date period ended September 28, 2024, respectively, and $0.3 million and $1.0 million for the fiscal quarter and fiscal year-to-date period ended September 30, 2023, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 28, 2024	December 30, 2023
Compensation and related expenses	$134,762	$143,647
Performance awards	165	16,556
Direct project accruals	3,171	1,704
Other	8,186	9,133
Total accrued expenses	$146,284	$171,040
As of September 28, 2024 and December 30, 2023, approximately $109.5 million and $121.2 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended September 28, 2024 and September 30, 2023, CRA’s effective income tax rate (“ETR”) was 28.7% and 18.3%, respectively. The ETR for the third quarter of fiscal 2024 was higher than the third quarter of fiscal 2023

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

primarily due to the release of a valuation allowance in the third quarter of fiscal 2023, partially offset by an increase in the tax benefit related to share-based compensation.
For the fiscal year-to-date periods ended September 28, 2024 and September 30, 2023, CRA's ETR was 29.1% and 26.4%. respectively. The ETR for the fiscal year-to-date period ended September 28, 2024 was higher than the fiscal year-to-date period ended September 30, 2023, primarily due to the same items noted above.
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended September 28, 2024 and September 30, 2023.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended September 28, 2024 and September 30, 2023.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income — basic	$11,437	$8,596	$31,666	$27,022
Less: net income attributable to participating shares	25	29	94	98
Net income — diluted	$11,412	$8,567	$31,572	$26,924
Denominator:
Weighted average shares outstanding — basic	6,760	6,977	$6,840	$7,026
Effect of dilutive stock options and restricted stock units	83	106	82	112
Weighted average shares outstanding — diluted	6,843	7,083	6,922	7,138
Net income per share:
Basic	$1.68	$1.22	$4.62	$3.83
Diluted	$1.67	$1.21	$4.57	$3.78
For the fiscal quarter and fiscal year-to-date period ended September 28, 2024, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average outstanding shares amounted to 4,900 and 1,225 shares, respectively. For the fiscal quarter and fiscal-year-to-date period ended September 30, 2023, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 6,185 and 5,875 shares, respectively.
8. Fair Value of Financial Instruments
The following tables show CRA's financial instruments recorded in the condensed consolidated financial statements which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	September 28, 2024
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

The contingent consideration liability pertains to estimated future contingent consideration payments related to the acquisition of bioStrategies Group, Inc. during fiscal 2022. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	September 28, 2024	December 30, 2023
Beginning balance	$190	$1,056
Remeasurement of acquisition-related contingent consideration	—	(934)
Accretion	—	68
Ending balance	$190	$190
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of September 28, 2024, CRA was in compliance with the covenants of the Credit Agreement.
There were $60.0 million in borrowings outstanding under the revolving credit facility as of September 28, 2024 and no borrowings outstanding as of December 30, 2023. As of September 28, 2024, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.1 million.
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
11. Subsequent Events
On October 31, 2024, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.49 per common share, payable on December 13, 2024 to shareholders of record as of November 26, 2024.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of September 28, 2024 remain unchanged from December 30, 2023. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 29, 2024 (the “2023 Form 10-K”) for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 28, 2024, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 30, 2023
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	68.7	71.8	70.3	70.7
Selling, general and administrative expenses	18.6	18.9	18.4	18.6
Depreciation and amortization	1.7	2.0	1.7	2.0
Income from operations	11.0	7.3	9.6	8.7
Interest expense, net	(0.9)	(0.7)	(0.7)	(0.7)
Foreign currency gains (losses), net	(0.5)	0.5	(0.2)	(0.1)
Income before provision for income taxes	9.6	7.1	8.7	7.9
Provision for income taxes	2.7	1.3	2.5	2.1
Net income	6.8%	5.8%	6.2%	5.8%

Fiscal Quarter Ended September 28, 2024, Compared to the Fiscal Quarter Ended September 30, 2023
Revenues. Revenues increased by $20.1 million, or 13.6%, to $167.7 million for the third quarter of fiscal 2024 from $147.6 million for the third quarter of fiscal 2023. Utilization increased to 76% for the third quarter of fiscal 2024 from 66% for the third quarter of fiscal 2023, while consultant headcount decreased from 1,014 at the end of the third quarter of fiscal 2023 to 978 at the end of the third quarter of fiscal 2024.
Overall, revenues outside of the U.S. represented approximately 19% and 20% of net revenues for the third quarters of fiscal 2024 and fiscal 2023, respectively. Revenues derived from fixed-price projects remained unchanged at 18% of net revenues for the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $9.3 million, or 8.8%, to $115.2 million for the third quarter of fiscal 2024 from $105.9 million for the third quarter of fiscal 2023. The increase in costs of services was due to an increase in employee and incentive compensation of $10.6 million and an increase in forgivable loan amortization of $0.5 million, partially offset by a decrease in client reimbursable expenses of $1.8 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 68.7% for the third quarter of fiscal 2024 from 71.8% for the third quarter of fiscal 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.4 million, or 12.2%, to $31.3 million for the third quarter of fiscal 2024 from $27.9 million for the third quarter of fiscal 2023. Within this category of expenses, there was a $1.5 million increase in employee and incentive compensation, a $1.1 million increase in software subscription and data services, a $0.7 million increase in rent expense, a $0.4 million increase in training and marketing expense, and a $0.1 million increase in miscellaneous and other fees partially offset by a $0.4 million decrease in travel and entertainment for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.6% for the third quarter of fiscal 2024 from 18.9% for the third quarter of fiscal 2023. Commissions to our non-employee experts remained unchanged at 2.4% of revenues for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023.
Provision for Income Taxes. The income tax provision was $4.6 million and the effective tax rate ("ETR") was 28.7% for the third quarter of fiscal 2024 compared to $1.9 million and 18.3% for the third quarter of fiscal 2023. The ETR for the fiscal quarter ended September 28, 2024 was higher than the fiscal quarter ended September 30, 2023 primarily due to the release of a valuation allowance in the third quarter of fiscal 2023, partially offset by an increase in the tax benefit related to share-based compensation.
Net Income. Net income increased to $11.4 million for the third quarter of fiscal 2024 from $8.6 million for the third quarter of fiscal 2023. The net income per diluted share was $1.67 per share for the third quarter of fiscal 2024, compared to $1.21 of net income per diluted share for the third quarter of fiscal 2023. Weighted average diluted shares outstanding decreased by approximately 240,000 shares to approximately 6,843,000 shares for the third quarter of fiscal 2024 from approximately 7,083,000 shares for the third quarter of fiscal 2023. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 30, 2023, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since September 30, 2023.
Fiscal Year-to-Date Period Ended September 28, 2024, Compared to the Fiscal Year-to-Date Period Ended September 30, 2023
Revenues. Revenues increased by $48.6 million, or 10.5%, to $511.0 million for the fiscal year-to-date period ended September 28, 2024 from $462.4 million for the fiscal year-to-date period ended September 30, 2023. Utilization increased to 75% for the fiscal year-to-date period ended September 28, 2024 from 69% for the fiscal year-to-date period ended September 30, 2023, while consultant headcount decreased from 1,014 at the end of the third quarter of fiscal 2023 to 978 at the end of the third quarter of fiscal 2024.
Overall, revenues outside of the U.S. represented approximately 18% and 22% of net revenues for the fiscal year-to-date periods ended September 28, 2024 and September 30, 2023, respectively. Revenues derived from fixed-price projects remained unchanged at 18% of net revenues for the fiscal year-to-date periods ended September 28, 2024 and September 30, 2023. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $32.3 million, or 9.9%, to $359.4 million for the fiscal year-to-date period ended September 28, 2024 from $327.1 million for the fiscal year-to-date period ended September 30, 2023. The increase in costs of services was due to an increase of $27.6 million in employee compensation and fringe benefit costs, an increase in forgivable loan amortization of $4.4 million, and an increase in client reimbursable expenses of $0.3 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 70.3% for the fiscal year-to-date period ended September 28, 2024 from 70.7% for the fiscal year-to-date period ended September 30, 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.7 million, or 8.9%, to $93.8 million for the fiscal year-to-date period ended September 28, 2024 from $86.1 million for the fiscal year-to-date period ended September 30, 2023. Within this category of expenses, there was a $3.5 million increase in employee compensation and fringe benefit costs, a $1.5 million increase in software subscriptions and data services, a $0.8 million increase in rent expense, a $0.6 million increase in commissions to our non-employee experts, a $0.4 million increase in training and marketing expense, and a $0.9 million increase in miscellaneous and other fees for the fiscal year-to-date period ended September 28, 2024 as compared to the fiscal year-to-date period ended September 30, 2023.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.4% for the fiscal year-to-date period ended September 28, 2024 from 18.6% for the fiscal year-to-date period ended September 30, 2023. Commissions to our non-employee experts decreased to 2.3% of revenues for the fiscal year-to-date period ended September 28, 2024 compared to 2.4% of revenues for the fiscal year-to-date period ended September 30, 2023.
Provision for Income Taxes. The income tax provision was $13.0 million and the ETR was 29.1% for the fiscal year-to-date period ended September 28, 2024, compared to $9.7 million and 26.4% for the fiscal year-to-date period ended September 30, 2023. The ETR for the fiscal year-to-date period ended September 28, 2024 was higher than the fiscal year-to-date period ended September 30, 2023 primarily due to the release of a valuation allowance in the prior fiscal year-to-date period, partially offset by an increase in the tax benefit related to share-based compensation.
Net Income. Net income increased by $4.7 million to $31.7 million for the fiscal year-to-date period ended September 28, 2024 from $27.0 million for the fiscal year-to-date period ended September 30, 2023. The diluted net income per share was $4.57 for the fiscal year-to-date period ended September 28, 2024, compared to diluted net income per share of $3.78 for the fiscal year-to-date period ended September 30, 2023. Weighted average diluted shares outstanding decreased by approximately 216,000 to approximately 6,922,000 shares for the fiscal year-to-date period ended September 28, 2024 from approximately 7,138,000 shares for the fiscal year-to-date period ended September 30, 2023. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 30, 2023, offset in part by the vesting of restricted stock and time-vesting restricted stock units and the exercise of stock options since September 30, 2023.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended September 28, 2024
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of September 28, 2024, we had $24.5 million of cash and cash equivalents and $135.9 million of borrowing capacity under our revolving credit facility.
General. During the fiscal year-to-date period ended September 28, 2024, cash and cash equivalents decreased by $21.1 million. We completed the period with cash and cash equivalents of $24.5 million. The principal drivers of the decrease of cash and cash equivalents was payment of a significant portion of our fiscal 2023 performance bonuses in the first and second quarters of fiscal 2024, forgivable loan advances, the repurchase of shares, and the payment of dividends, offset by net borrowings of $60.0 million.
At September 28, 2024, $1.7 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.

Sources and Uses of Cash. During the fiscal year-to-date period ended September 28, 2024, net cash used in operating activities was $29.7 million. Net income was $31.7 million for the fiscal year-to-date period ended September 28, 2024. Uses of cash for operating activities included a decrease in accounts payable, accrued expenses, and other liabilities of $24.2 million, primarily due to the payment of a significant portion of our fiscal 2023 performance bonuses and performance awards, an increase of $23.3 million in unbilled receivables, a $12.2 million decrease in lease liabilities, an increase in forgivable loans for the period of $14.0 million, which was primarily driven by $38.1 million of forgivable loan issuances, net of repayments, offset by $24.1 million of forgivable loan amortization, a $10.3 million increase in prepaid expenses and other current assets, and an increase of $9.0 million in accounts receivable. Partially offsetting these uses of cash was an increase of $7.3 million in incentive cash awards payable
Non-cash items included right-of-use amortization of $11.3 million, depreciation and amortization expense of $8.5 million, and share-based compensation expenses of $3.8 million.
During the fiscal year-to-date period ended September 28, 2024, net cash used in investing activities was $7.5 million, which included capital expenditures, primarily related to computer equipment.
During the fiscal year-to-date period ended September 28, 2024, net cash provided by financing activities was $15.8 million, primarily as a result of net borrowings under the revolving credit facility of $60.0 million. Offsetting this increase in cash provided by financing activities were repurchases of common stock of $33.3 million, payment of cash dividends of $8.9 million, and tax withholding payments reimbursed by restricted shares on vesting of $2.0 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At September 28, 2024, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.1 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.2 million and are expected to be paid between fiscal year 2026 and fiscal year 2033 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of September 28, 2024, CRA was in compliance with the covenants of the Credit Agreement.
There was $60.0 million in borrowings outstanding under the revolving credit facility as of September 28, 2024 and no borrowings outstanding as of December 30, 2023. As of September 28, 2024, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.1 million.
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

Share Repurchases
In February 2024, we announced that our Board of Directors authorized an expansion of our existing share repurchase program of an additional $35.0 million of our common stock, for a total authorized amount of $46.4 million. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During the fiscal quarter ended September 28, 2024, we did not repurchase any shares under this share repurchase program. For the fiscal year-to-date period ended September 28, 2024, we repurchased and retired 206,379 shares under our share repurchase program at an average price per share of $161.59. During the fiscal quarter ended September 30, 2023, we did not repurchase any shares under this share repurchase program. For the fiscal year-to-date period ended September 30, 2023, we repurchased and retired 211,971 shares under our share repurchase program at an average price per share of $111.23.
As of September 28, 2024, we had approximately $13.1 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended September 28, 2024, we paid dividends and dividend equivalents of $2.9 million and $8.9 million, respectively. During the fiscal quarter and fiscal year-to-date period ended September 30, 2023, we paid dividends and dividend equivalents of $2.5 million and $7.8 million, respectively.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended September 28, 2024. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2023 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2024.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2024. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K. There have been no material changes to these risk factors during the fiscal quarter ended September 28, 2024.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 28, 2024. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2024.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30, 2024 to July 27, 2024	294	$181.00	—	$13,088,568
July 28, 2024 to August 24, 2024	—	$—	—	$13,088,568
August 25, 2024 to September 28, 2024	—	$—	—	$13,088,568
Total	294	$181.00	—
_______________________________
(1)During the four weeks ended July 27, 2024, we accepted 294 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our Amended and Restated 2006 Equity Incentive Plan, as amended, at the average price of $181.00.
(2)On February 29, 2024, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $35.0 million of outstanding shares of our common stock, for a total authorized amount of $46.4 million. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We currently expect to continue to repurchase shares under this program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
The following table describes, for the fiscal quarter ended September 28, 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Nature of Trading Arrangement	Aggregate Number of Securities
Daniel K. Mahoney, Chief Financial Officer, Executive Vice President and Treasurer	August 8, 2024	September 9, 2025	Sale	3,000
Jonathan D. Yellin, Executive Vice President and General Counsel	August 8, 2024	November 20, 2025	Sale	7,000

ITEM 6. Exhibits

Item No.	Filed with this Form 10-Q	Description
3.1
Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6, 2005 (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K filed on February 27, 2020).

3.2		Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).
10.1	X	Fifth Amendment to Lease dated August 11, 2021 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.
31.1	X	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	X	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	X	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	X	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	X
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended September 28, 2024 and September 30, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended September 28, 2024 and September 30, 2023, (iii) Condensed Consolidated Balance Sheets (unaudited) at September 28, 2024 and December 30, 2023, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended September 28, 2024 and September 30, 2023, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter ended September 28, 2024 and September 30, 2023, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: October 31, 2024	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: October 31, 2024	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer