Form 10-K
period 2024-12-28
CRA INTERNATIONAL, INC.
filed 2025-02-20
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $172.22 as quoted on the NASDAQ Global Select Market as of such date, was approximately $1.1 billion. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.
As of February 14, 2025, CRA had outstanding 6,791,557 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2024 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 28, 2024.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2024

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
Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of December 28, 2024, we employed 946 consultants, which consisted of 151 officers, 552 other senior staff and 243 junior staff. Approximately 74% of our senior staff have advanced degrees, with 40% of the advanced degrees being doctorate degrees. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.
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

Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as the University of Chicago, Georgetown University, Texas A&M University, Yale University, Brigham Young University, Northwestern University, the University of California at Berkeley, Harvard University, the University of Texas at Austin, McGill University, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.

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
Industry Expertise
We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

•Blockchain and Cryptocurrency
•Communications & Media
•Consumer Products, Health, & Wellness
•Energy
•Entertainment & Leisure
•Financial Services
•Healthcare
•Life Sciences
•Manufacturing & Industrials
•Natural Resources
•Retail & Distribution
•Technology
•Transportation
Clients
We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 10% of our revenues in any of fiscal 2024, fiscal 2023, or fiscal 2022.
We derived approximately 18%, of consolidated revenues from fixed-price contracts in fiscal 2024 and fiscal 2023, respectively and 19% in fiscal 2022. These contracts are more common in our management consulting practices, and would likely grow in number with expansion of those practices.
Human Capital
As of December 28, 2024, we employed 946 consultants, consisting of 151 officers, 552 other senior staff and 243 junior staff. Approximately 74% of our senior staff have advanced degrees, with 40% of the advanced degrees being doctorate degrees, in addition to substantial management, technical, government, academic, or industry expertise. We believe our reputation and corresponding financial results are directly related to the number and quality of our employee consultants.

We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants have backgrounds in many disciplines, including economics, life sciences, engineering, computer science, business, corporate finance, accounting, and mathematics. We are highly selective in our hiring of consultants, recruiting primarily from a select group of leading universities and degree programs, industry, and government. Our recruitment process evaluates an individual's experience, skills, and potential for growth, and we annually meet with our interviewers to discuss effective interviewing strategies including how to evaluate candidates, how to conduct fair and unbiased interviews, and how to answer candidate questions. We believe consultants choose to work for us because of our emphasis on accurate, rigorous analytics and high quality work; a culture that values intellectual curiosity, initiative, and resourcefulness; and a collegial, collaborative, and multi-disciplinary approach to complex client needs. Our training and career development framework and programs are designed to complement on-the-job experience and an employee's pursuit of his or her own career development. Employee consultants participate in structured programs focused on managing teams, technical and empirical knowledge, and building client relationships. Through our ongoing internally-led workshops and scheduled courses, we provide presentations, discussions, and training on topics such as analytical tools, thought leadership, service capabilities, professional skills, and feedback discussions. Additionally, we encourage our employee consultants to pursue their academic interests through self-directed training modules, our on-demand library of software webinars, and external professional development and continuing education opportunities.
We seek to reward both strong performance and those who demonstrate growth in their careers at CRA. Accordingly, we compensate our senior corporate leaders, practice leaders, key revenue generators, and other employees with salary and a mixture of incentive-based programs, including a discretionary bonus program through which we pay annual, performance-based cash bonuses to our employee consultants. Our long-term incentive program ("LTIP") serves as a framework for equity grants under our Amended and Restated 2006 equity incentive plan, as amended (the "2006 Equity Plan"), offering stock options, time-vesting and performance-vesting restricted stock units to senior corporate leaders, practice leaders, and key revenue generators. The LTIP also allows for service- and performance-based cash awards, granted under our cash incentive plan, providing these leaders with opportunities to share in our business’s long-term growth. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP, all other equity compensation awards, and the total bonuses to be distributed under our bonus program, and for establishing performance goals under compensation awards and determining the extent to which these goals are achieved. Our chief executive officer, in his discretion and in consultation with the compensation committee of our Board of Directors, approves the bonuses to be granted to our employees.
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
Maintaining our professional reputation is crucial to our future success
Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our employee consultants and principal non-employee experts. Additionally, failure to comply with governmental, regulatory and legal requirements or with our company-wide policies could lead to governmental or legal proceedings that could expose us to significant liabilities and damage our reputation. Because we obtain a majority of our revenues from new engagements with existing clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Given the frequently high-profile nature of the matters on which we work, any factor that diminishes our reputation or the reputations of any of our employee consultants or non-employee experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants.
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

Information, technology systems or service failures, or a cybersecurity incident or other compromise of our or our client's confidential or proprietary information, as well as any violation of data protection laws, could have a material adverse effect on our reputation, business and results of operations

We rely upon our information and technology infrastructure and systems, including from third parties, to operate, manage and run our business and to provide services to our clients. This includes infrastructure and systems for receiving, storing, hosting, analyzing, transmitting and securing our and our clients' sensitive, confidential or proprietary information, including, but not limited to, health and other personally-identifiable information and commercial, financial and consumer data. Our ability to secure and maintain the confidentiality, integrity and availability of both these systems and this information is critical to our reputation and the success of our businesses.

Our information and technology systems may be affected by or subject to events that are out of our control, including, but not limited to, the possibility of disruptions or outages or cybersecurity incidents which continue to evolve (including from emerging technologies such as AI) and pose a constant risk. Examples of these events include malicious attacks, unauthorized system intrusions by unknown third parties, viruses, malicious software, ransomware, worms, insider threats, failures in our or our third party hosting sites’ (whether hosted offsite or in the cloud) information and technology systems, unavailability of backup restoration, disruptions in the Internet or electricity grids, natural disasters, and terrorism. Any of these events could disrupt our or our client’s business operations or cause us or our clients to incur unanticipated losses, including the costs of investigating and remediating any such event and any fines/settlements related thereto, as well as reputational damage, any of which could have a material adverse effect on our business and results of operations. In the past we have experienced, and we anticipate we will continue to experience cybersecurity threats to our systems.

In addition, our or our clients' sensitive, confidential or proprietary information could be compromised, corrupted, or lost whether intentionally or unintentionally, by various causes such as an inadvertent disclosure or cybersecurity incident (as described above). This client information could be compromised or corrupted because of groups that include without limitation our employees, outside consultants, vendors, or rogue third-party "hackers" or enterprises (including nation-state sponsored groups). Any unauthorized access, corruption, or loss of clients’ information could result in our suffering claims, fines, damages, losses or reputational damage, any of which could have a material adverse effect on our business and results of operations.

Further, we also must comply with applicable U.S. and foreign privacy laws and regulations, including the General Data Privacy Regulation ("GDPR") in the European Union and its United Kingdom equivalent, laws that adopt the GDPR as a model

(such as Brazil's General Law for the Protection of Privacy), and U.S. state and federal laws such as the California Consumer Protection Act, and these laws are becoming increasingly complex and vary by jurisdiction. In addition to directly applying, our clients impose contractual obligations regarding compliance with these laws. The costs of complying with these laws and any fines resulting from lack of compliance, and the other costs of protecting our and our clients' confidential information, could have a material effect on our financial results. Although we have insurance intended to provide coverage for cybersecurity incidents, data protective violations, and similar concepts, the level of coverage may not be sufficient for the event or the event may be outside of the policy’s coverage.
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
Increasing scrutiny and changing expectations from governmental organizations, investors, clients and our colleagues with respect to our ESG-related practices and those of our clients may impose additional costs on us or expose us to new or additional risks
There is varied regulation and focus on ESG matters across different jurisdictions, and stakeholder views and priorities regarding these matters continue to evolve and sometimes diverge. The European Union’s Corporate Sustainability Reporting Directive and from other governmental organizations, and our investors, clients and employees, maintain interest in ESG issues such as environmental stewardship, climate change, and workforce development. How these various stakeholders evaluate and prioritize different ESG initiatives may shift over time in ways that are difficult to predict. We continue to evaluate existing, new and proposed governmental requirements, and to monitor, report and assess policies and practices that we believe will align with our client, investor and other third-party imposed ESG-related standards and expectations. For example, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and their evolving methodologies and assessments may lead to negative investor sentiment, stock price fluctuations and the diversion of investment to other companies. If our ESG practices do not meet evolving rules and regulations or investor or other stakeholder expectations and standards (or if we are viewed in a negative light based on positions we do or do not take or work we do or do not perform for certain clients or industries), then our reputation, our ability to attract or retain employee consultants and non-employee experts, and our ability to attract new engagements and clients could be negatively impacted, as could our attractiveness as an investment, service provider, business partner or acquirer. Additionally, the relative importance that different stakeholders place on various ESG initiatives may conflict, making it difficult to satisfy all stakeholder expectations. Similarly, our failure or perceived failure to pursue or fulfill our current or future goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts.
Our revenues, operating results and cash flows are likely to fluctuate
We experience fluctuations in our revenues, operating results and cash flows and expect that they will continue to occur in the future due to factors that are either within or outside of our control, including, but not limited to, the timing and duration of our client engagements, utilization of our employee consultants, the types of engagements we are working on at different times, the geographic locations of our clients or where the services are rendered, the length of billing and collection cycles, hiring, business and capital expenditures, severity of insurance claims, share repurchases, dividends, debt repayments, and other general economic factors. We may also experience future fluctuations in our cash flows from operations because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments or bonuses which are paid throughout the year. Also, the timing of future acquisitions and other investments and the cost of integrating them may cause fluctuations in our operating results and related cash flows.
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
Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations
We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to accurately estimate third-party vendor expenses and the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. Revenue generated from fixed-price contracts was approximately 18% of our total revenues for the year ended December 28, 2024.
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
Fluctuations in currency exchange rates could adversely affect our operations
We conduct our business in the Americas, Europe, and Australia, and the global scope of our business exposes us to risk of fluctuations in foreign currency markets. Specifically, our results of operations are subject to fluctuations primarily in the British Pound and Euro against the U.S. Dollar as well as the Euro against the British Pound. The fluctuation in foreign currency markets can both increase and decrease our overall revenue and expenses for any fiscal period, and therefore has a resulting negative impact on our reported results of operations and on our ability to predict our future results and earnings accurately. Additionally, global economic events have caused and may continue to cause significant volatility in currency exchange rate fluctuations. Revenue generated from our U.K.-based operations was approximately 13% (which includes currency exchange effects) of our total revenues for the year ended December 28, 2024. We currently do not hedge our exposure to current foreign currency exchange risks by engaging in foreign exchange hedging transactions, though we may do so in the future.
Risks Related to Our Indebtedness
Our debt obligations may adversely impact our financial performance
We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We currently have a revolving credit facility with our bank for up to $250.0 million, which may be decreased at CRA's option to $200.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The amounts available under this revolving credit facility are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on August 19, 2027. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will also depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing or any future revolving credit facility, and the overall credit and equity market environments. There were no borrowings outstanding under the revolving credit facility as of December 28, 2024.
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
There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts
Our Board of Directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2024. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.
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
We engage independent third-parties to conduct ethical hacks of key systems, aiding our understanding of control effectiveness and facilitating the implementation of more robust controls. We periodically engage with a third-party assessment firm to conduct reviews of our overall program and to examine our security controls to help us better align our cybersecurity program with industry standards. To monitor and decrease the risks from cybersecurity threats associated with our use of third-party service providers, potential new vendors with a greater degree of system or data access are subjected to a security vetting process prior to engagement. Existing critical vendors that store or process company or client information are reviewed annually through commercially reasonable efforts such as questionnaires.
Management and Board Oversight
Our management is responsible for the day-to-day management of the risks that we face, while our Board of Directors, as a whole, has responsibility for the oversight of our enterprise risk management, including cybersecurity. Under the oversight of the Board of Directors, cybersecurity risk is managed under the direction of our Information Security department, the Information Security Council ("ISC") and the Enterprise Risk Committee (“ERC”). The ISC is a standing committee that acts as a point of escalation for security incidents and is headed by our Chief Information Officer (“CIO”). Our CIO has over 20 years of experience in the IT field, holds a Bachelor of Science in Information Systems and is Microsoft Certified Solutions Expert (MCSE) certified. Other members of the ISC include IT senior leadership, IT operations and corporate management and a member from our Forensic & Cyber Investigations practice. Other members of the ISC have work experience related to information security issues and/or hold industry certificates, including Certified Information Systems Security Professional (CISSP). The ERC is a standing committee providing oversight on overall enterprise risk. The ERC is chaired by our Chief Legal Counsel and is composed of representatives from senior management. The Board of Directors receives regular updates and reports from members of senior management regarding our cybersecurity risks and protection measures, including any notable cybersecurity incidents, and evaluates risks posed by cybersecurity threats.
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
Cybersecurity incidents may be detected through a variety of means, including employee notification to our IT personnel, notification from external parties (e.g., customers, vendors, or service providers), and automated event-detection notifications. Once a potential cybersecurity incident is identified, IT personnel assigned to the incident assess the severity of the event and sensitivity of any compromised data and follow the reporting and escalation procedures set forth in the incident response plan. Events that could have a high impact or that require additional judgment are escalated to the ISC. The ISC designates an incident response team to continue investigation of the incident to determine the extent of exposure and damage, and works to contain the damage and isolate the affected system, apply security measures and ultimately recover systems.
Should a cybersecurity incident be escalated to the ISC, the ISC notifies the Chief Legal Counsel in his capacity as chair of the ERC. In the event of a cybersecurity incident that meets certain characteristics as defined in the incident response plan, the Chief Legal Counsel, as chair of the ERC, would inform the Board of Directors or the executive committee thereof.
Cybersecurity Risks
As of December 28, 2024, we have not had any material incidences involving cybersecurity attacks. However, we previously have faced, and anticipate we will continue to face risks associated with cybersecurity threats. Although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cybersecurity policies and procedures to manage the risk of a cybersecurity incident or disruption as described above, there can be no assurance that our security efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See “Risk Factors–Risks Related to Our Client Relationships–Information, technology systems or service failures, or a cybersecurity incident or other compromise of our or our client's confidential or proprietary information, as well as any violation of data protection laws, could have a material adverse effect on our reputation, business and results of operations.”
Item 2. Properties
In the aggregate, as of December 28, 2024, we leased approximately 407,000 square feet of office space in locations around the world, including Boston, San Francisco, Oakland, New York, Chicago, London, and Washington, D.C.

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
Shareholders. We had approximately 49 holders of record of our common stock as of February 14, 2025. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.
Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended December 28, 2024. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2024.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29, 2024 to October 26, 2024	—	$—	—	$13,088,568
October 27, 2024 to November 23, 2024	—	$—	—	$13,088,568
November 24, 2024 to December 28, 2024	5,782	$203.93	—	$13,088,568
Total	5,782	$203.93	—
_________________________
(1)During the five weeks ended December 28, 2024, we accepted 5,782 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $203.93.
(2)On February 20, 2025, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $45.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $13.1 million and $58.1 million was available for future repurchases under this program as of December 28, 2024 and February 20, 2025, respectively. We expect to continue to repurchase shares under this program.
Shareholder Return Performance Graph and Dividend Information. (1)    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies consisting of Exponent Inc., FTI Consulting Inc. and Huron Consulting Group Inc.
The graph tracks the cumulative shareholder return calculated on a dividend-reinvested basis of a $100 investment in our common stock, in a customized peer group, and in a market index over a 5-year period. The graph assumes the $100 was invested on the last calendar day of 2019 in stock or an index, where the index is calculated on a month-end basis. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2024.

Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., the NASDAQ Composite Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/28/19
1/2/21
1/1/22
12/31/22
12/30/23
12/28/24
CRA International, Inc
NASDAQ Composite
Peer Group

	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023	December 28, 2024
CRA International, Inc.	$100.00	$97.16	$180.37	$239.77	$196.49	$375.29
NASDAQ Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Peer Group	$100.00	$110.08	$139.92	$137.83	$154.95	$158.19
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of the Form 10-K does not address certain items regarding the year ended December 31, 2022. Discussion and analysis of year-to-year comparisons between fiscal 2023 and fiscal 2022 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 30, 2023.
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
Utilization and Seasonality
We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 75%, 70%, and 75% for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
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
International Operations
Revenues outside of the U.S. accounted for approximately 19% of our total revenues in fiscal 2024, 21% of our total revenues in fiscal 2023, and 20% of our total revenues in fiscal 2022. Revenue by country is detailed in Note 2 to our Notes to Consolidated Financial Statements.
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
Business Combinations. We account for business acquisitions using the acquisition method of accounting, which requires assets acquired and liabilities assumed to be measured and recorded at their estimated fair values as of the acquisition date, with certain exceptions. Right-of-use assets and lease liabilities are recorded on the date of acquisition in accordance with ASC Topic 842, Leases. In addition, contract assets and contract liabilities are recorded in accordance with ASC 606, Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. All other tangible assets and identifiable intangible assets acquired and liabilities assumed are recorded at their fair value as of the date of acquisition.
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
Results of Operations
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	69.8	70.5	69.4
Selling, general and administrative expenses	18.2	18.4	18.6
Depreciation and amortization	1.7	1.9	2.0
Income from operations	10.3	9.2	9.9
Interest expense, net	(0.6)	(0.6)	(0.3)
Foreign currency gains (losses), net	—	(0.2)	0.3
Income before provision for income taxes	9.6	8.4	10.0
Provision for income taxes	2.8	2.2	2.6
Net income	6.8%	6.2%	7.4%

Fiscal 2024 Compared to Fiscal 2023
Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2024 and fiscal 2023 were both 52-week years.
Revenues.    Revenues increased by $63.4 million, or 10.2%, to $687.4 million for fiscal 2024 from $624.0 million for fiscal 2023. Utilization increased to 75% for fiscal 2024 from 70% for fiscal 2023, while consultant headcount decreased by 58 consultants during fiscal 2024. Billable hours remained relatively flat for fiscal 2024 when compared to fiscal 2023.
Overall, revenues outside of the U.S. decreased to 19% of net revenues for fiscal 2024 from 21% for fiscal 2023. Revenues derived from fixed-price engagements remained at 18% of net revenues for fiscal 2024 from fiscal 2023. Revenues derived from time-and-materials engagements remained unchanged at 82% of net revenues for fiscal 2024 from fiscal 2023. The percentages of revenue derived from fixed-price engagements depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service engagements.
Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $40.1 million, or 9.1%, to $479.9 million for fiscal 2024 from $439.8 million for fiscal 2023. The increase in costs of services was due primarily to an increase of $33.5 million in employee compensation and fringe benefit costs, an increase in forgivable loan amortization of $4.6 million, and an increase of $2.3 million of client reimbursable expenses in fiscal 2024 compared to fiscal 2023. These increases were partially offset by a decrease of $0.2 million in expense related to contingent consideration in fiscal 2024 compared to fiscal 2023. As a percentage of net revenue, costs of services decreased to 69.8% for fiscal 2024 as compared to 70.5% for fiscal 2023.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $10.0 million, or 8.6%, to $125.1 million for fiscal 2024 from $115.1 million for fiscal 2023. This increase was due primarily to a $4.6 million increase in employee compensation and fringe benefit costs, a $2.0 million increase in legal and professional services, a $1.6 million increase in rent expense, a $1.5 million increase in software subscription and data services, a $0.7 million increase in commissions to our non-employee experts, and $0.3 million increase in travel and entertainment expenses. These increases were partially offset by a $0.7 million decrease in other operating expenses.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.2% for fiscal 2024 from 18.4% for fiscal 2023. Commissions to non-employee experts decreased to 2.1% of revenue in fiscal 2024 compared to 2.2% of revenues in fiscal 2023.
Provision for Income Taxes.    For fiscal 2024, our income tax provision was $19.6 million and the effective tax rate ("ETR") was 29.6%, as compared to a provision of $13.8 million and an effective tax rate of 26.4% for fiscal 2023. The ETR for fiscal 2024 was higher than the prior year primarily due to the release of a valuation allowance in a foreign jurisdiction in the prior year that was nonrecurring in the current year, the impact of the jurisdictional mix of earnings, the remeasurement of our current-year deferred tax assets as a result of changes in tax laws, and a decrease in the tax benefit related to share-based compensation. The ETR for fiscal 2024 was higher than our combined federal and state statutory rate primarily due to non-deductible meals and entertainment, non-deductible compensation paid to executive officers, the remeasurement of current year deferred tax assets, partially offset by the tax benefit related to share-based compensation. The ETR for fiscal 2023 was approximately the same as our combined federal and state statutory rate and included offsetting items stemming from the release of a valuation allowance in a foreign jurisdiction and tax benefits related to share-based compensation offset by non-deductible meals, entertainment and compensation paid to executive officers.
Net Income.    Net income increased by $8.2 million to $46.7 million for fiscal 2024 from $38.5 million for fiscal 2023. The diluted net income per share was $6.74 per share for fiscal 2024, compared to diluted net income per share of $5.39 per share for fiscal 2023. Diluted weighted average shares outstanding decreased by approximately 210,000 shares to approximately 6,908,000 shares for fiscal 2024 from approximately 7,118,000 shares for fiscal 2023. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase of shares of our common stock since December 30, 2023, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units.
Liquidity and Capital Resources
We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of December 28, 2024, we have $26.7 million of cash and cash equivalents and $196.0 million of borrowing capacity under our revolving credit facility.

General.    In fiscal 2024, our cash and cash equivalents decreased by $18.9 million, completing the year with cash and cash equivalents of $26.7 million. The principal drivers of the decrease of cash and cash equivalents were the payment of a significant portion of our fiscal 2023 performance bonuses in the first half of fiscal 2024, forgivable loan advances, purchases of property and equipment, the repurchase and retirement of shares of our common stock throughout the year under our share repurchase program and the payment of dividends.
At December 28, 2024, $0.4 million of our cash and cash equivalents were held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility, to fund U.S. operations over the next 12 months without the need to repatriate funds from our foreign subsidiaries.
As of December 28, 2024, our cash accounts were concentrated at two financial institutions, which potentially exposes us to credit risks. The financial institutions are creditworthy and we have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. We continually monitor the credit ratings of these institutions.
Sources and Uses of Cash.  During fiscal 2024, net cash provided by operating activities was $49.7 million. Net income was $46.7 million for fiscal 2024. Sources of cash for operating activities included a $23.2 million increase in accounts payable, accrued expenses, and other liabilities and a $9.8 million increase in incentive cash awards payable. Offsetting these sources of cash for operating activities included, a $22.2 million increase in accounts receivable and unbilled receivables, a $14.9 million decrease in lease liabilities, a $11.8 million increase in forgivable loans, (comprised of $42.8 million of forgivable loan issuances, net of repayments, offset by $31.0 million of forgivable loan amortization), and a $10.4 million increase in prepaid expenses and other current assets.
Cash provided by operating activities included the non-cash items of right-of-use asset amortization of $15.1 million, depreciation and amortization expense of $11.7 million, share-based compensation expenses of $5.3 million, and deferred income taxes of $2.9 million.
During fiscal 2024, net cash used in investing activities was $18.1 million, which included capital expenditures primarily related to furniture, leasehold improvements, and funding investments related to our IT infrastructure.
We used $48.8 million of net cash in financing activities during fiscal 2024, primarily as a result of $33.3 million of repurchases of our common stock, payment of $12.3 million of cash dividends and dividend equivalents, and tax withholding payments reimbursed by restricted shares of $3.2 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment, which have remaining lease terms between one and eleven years, many of which include one or more options to extend the term for periods of up to five years for each option. The maturities of lease liabilities, as of December 28, 2024, related to office space and equipment are discussed in Note 4 in our Notes to Consolidated Financial Statements. We have no additional significant operating leases we have committed to that have not yet commenced.
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in accrued expenses and deferred compensation and other non-current liabilities in our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At December 28, 2024, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.1 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.1 million and are expected to be settled between fiscal 2026 and fiscal 2035 when the underlying leases terminate. We expect to satisfy these lease and related obligations, as they become due, from cash generated from operations.
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
We may use the proceeds of the revolving credit loans under the Credit Agreement for general corporate purposes and may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than August 19, 2027. Borrowings under the revolving credit facility bear interest at a rate per annum equal to one of the following rates, at our election, plus an applicable margin as described below: (i) in the case of borrowings in U.S. dollars, the Base Rate (as defined in the Credit Agreement), (ii) in the case of borrowings in U.S. dollars, a rate based on Term SOFR (as defined in the Credit Agreement) for the applicable interest period, (iii) in the case of borrowings in Euros, EURIBOR (as defined in the Credit Agreement) for the applicable interest period, (iv) in the case of borrowings in Pounds Sterling, a daily rate based on SONIA (as defined in the Credit Agreement), (v) in the case of borrowings in Canadian Dollars, Term CORRA (as defined in the Credit Agreement) for the applicable interest period, (vi) in the case of borrowings in Swiss Francs, a daily rate based on SARON (as defined in the Credit Agreement), or (vii) in the case of borrowings in any other Alternate Currency (as defined in the Credit Agreement), the relevant daily or term rate determined as provided in the Credit Agreement. The applicable margin on borrowings based on the Base Rate varies within a range of 0.25% to 1.00% depending on our consolidated net leverage ratio, and the applicable margin on borrowings based on any of the other rates described above varies within a range of 1.25% to 2.00% depending on our consolidated net leverage ratio.
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
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of December 28, 2024, we were in compliance with the covenants of the Credit Agreement.
There were no borrowings outstanding under the revolving credit facility as of December 28, 2024. As of December 28, 2024, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.0 million.
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
Our LTIP allows us to grant service and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP. Under our cash incentive plan, we expect to pay LTIP cash awards of approximately $10.1 million over the next twelve months and $22.8 million between fiscal 2026 and fiscal 2029. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.
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
Share Repurchases
In February 2025 and February 2024, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $45.0 million and $35.0 million, respectively, of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During fiscal 2024, fiscal 2023, and fiscal 2022, we repurchased and retired 206,379 shares, 296,158 shares, and 319,534 shares, respectively, under our share repurchase program at an average price per share of $161.59, $106.08, and $86.47, respectively. We had approximately $13.1 million and $58.1 million available for future repurchases under our share repurchase program as of December 28, 2024 and February 20, 2025, respectively. We plan to finance future repurchases with available cash, cash from future operations and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, we paid dividends of $12.3 million, $10.8 million, and $9.6 million, respectively.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Foreign Exchange Risk
The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries, intercompany loans with our foreign subsidiaries, and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements between functional currency exchange rates and those in which we transact business. Holding all other variables constant, a hypothetical 10% movement in foreign exchange rates on December 28, 2024 would have affected our income before provision for income taxes for fiscal 2024 by approximately $2.9 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.
Translation of Financial Results
Our foreign subsidiaries operate in currencies other than the U.S. Dollar. The functional currencies of our foreign subsidiaries are generally denominated in the local currency. Increases or decreases in the value of the U.S. Dollar against these currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound and Euro. For our foreign subsidiaries whose functional currencies are denominated in currencies other than the U.S. Dollar, the unrealized changes in the net investments were losses of $2.9 million, gains of $2.8 million, and losses of $5.0 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. These translation gains and losses are reflected in consolidated statements of comprehensive income.
Interest Rate Risk
Our primary exposure to interest rate risk is associated with our revolving credit facility, which has variable interest rates for our borrowings based on our consolidated net leverage ratio and certain contractual rates, at our election, permitted under the terms of the credit agreement. We had no outstanding borrowings under our revolving credit facility as of December 28, 2024. A hypothetical change in the interest rate of 10% would not have a material impact to our net income.
Item 8. Financial Statements and Supplementary Data
We have included our consolidated financial statements in this annual report on pages FS-4 to FS-31, which includes the report of Grant Thornton LLP (PCAOB ID: 248). We have provided an index to our consolidated financial statements on page FS-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934 ("the Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2024.
(b)Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 28, 2024.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

(c)Evaluation of Changes in Internal Control over Financial Reporting
Our evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
The following table describes, for the fourth quarter of fiscal 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Nature of Trading Arrangement	Aggregate Number of Securities
Paul A. Maleh, President and Chief Executive Officer	December 10, 2024	March 17, 2026	Sale	30,000
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2024, and our report dated February 20, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 20, 2025

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2025 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2024. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2025 annual meeting of our shareholders, which we will refer to herein as our "2025 annual proxy statement."
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee") and "Delinquent Section 16(a) Reports" in our 2025 annual proxy statement.
Item 11. Executive Compensation
We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2025 annual proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2025 annual proxy statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2025 annual proxy statement.
Item 14. Principal Accountant Fees and Services
We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2025 annual proxy statement.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6,2005.		10-K	February 27, 2020	3.1
3.2	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Description of Capital Stock		10-K	February 27, 2020	4.2
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended.		8-K	July 17, 2023	10.1
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 12, 2018	10.7
10.8*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.4
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.14
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15
10.20*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.18
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.23*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.24*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.22
10.25*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.26*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.27*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.28*	Summary of Director Compensation.		10-K	February 27, 2020	10.28
10.29	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.30	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.31	Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.1
10.32	Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.2
10.33	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.34	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.35	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.36	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.37	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3
10.38	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.39	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.40	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.41	License to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.42	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.43	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.44	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.45	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-Q	May 8, 2018	10.2

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.46	Deed of Variation of a Lease of Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.46
10.47	Deed of Variation of a Lease of Part Third Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.47
10.48	Licence to Carry Out Works relating to Part Third Floor and Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.48
10.49	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.50	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1
10.51	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		10-Q	May 8, 2018	10.1
10.52	Third Amendment to Lease dated September 9, 2019 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		10-Q	October 31, 2019	10.1
10.53	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.54	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.55	Office Lease dated June 18, 2019 between 601 City Center LLC and CRA International, LLC		8-K	June 24, 2019	10.1
10.56	Second Amendment to Lease, dated October 9, 2017, by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.	X
10.57	Third Amendment to Lease dated August 11, 2021 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-Q	November 4, 2021	10.1
10.58	Fourth Amendment to Lease dated April 19, 2024 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.	X
10.59	Fifth Amendment to Lease dated August 1, 2024 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-Q	February 20, 2025	10.1
10.60	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.61*	Offer Letter between CRA International, Inc. and Daniel Mahoney effective March 17, 2020.		8-K	March 20, 2020	10.1
10.62*	Severance Agreement between CRA International, Inc. and Paul A. Maleh dated March 17, 2020.		8-K	March 20, 2020	10.2
10.63*	Severance Agreement between CRA International, Inc. and Chad M. Holmes dated March 17, 2020.		8-K	March 20, 2020	10.3
10.64*	Severance Agreement between CRA International, Inc. and Jonathan Yellin dated March 17, 2020.		8-K	March 20, 2020	10.4
10.65*	Severance Agreement between CRA International, Inc. and Daniel Mahoney dated March 17, 2020.		8-K	March 20, 2020	10.5

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.66	Credit Agreement, dated as of August 19, 2022, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto		8-K	August 23, 2022	10.1

19.1	CRA Policy on Inside Information and Insider Trading	X
21.1	Subsidiaries.	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification of principal executive officer.	X
32.2	Section 1350 certification of principal financial officer.	X
97.1	Policy for the Recovery of Erroneously Awarded Compensation		10-K	February 29, 2024	97.1
101
The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, (iii) Consolidated Balance Sheets at December 28, 2024 and December 30, 2023, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 and (vi) Notes to Consolidated Financial Statements.
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
Date: February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)	February 20, 2025
Paul A. Maleh

/s/ DANIEL K. MAHONEY	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial officer and principal accounting officer)	February 20, 2025
Daniel K. Mahoney

/s/ THOMAS A. AVERY	Director	February 20, 2025
Thomas A. Avery

/s/ RICHARD D. BOOTH	Director	February 20, 2025
Richard D. Booth

/s/ WILLIAM F. CONCANNON	Director	February 20, 2025
William F. Concannon

/s/ CHRISTINE R. DETRICK	Director	February 20, 2025
Christine R. Detrick

/s/ KAREN C. KEENAN	Director	February 20, 2025
Karen C. Keenan

/s/ ALVA H. TAYLOR	Director	February 20, 2025
Alva H. Taylor

/s/ HEATHER E. TOOKES	Director	February 20, 2025
Heather E. Tookes

CRA INTERNATIONAL, INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of December 28, 2024, and December 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2025, expressed an unqualified opinion.
Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.
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
•For a sample of fixed-price arrangements, that had partially completed performance obligations as of the balance sheet date, we obtained subsequent actual costs incurred and subsequent estimates of total costs to complete and compared to the Company's estimate at the balance sheet date.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2020.
Boston, Massachusetts
February 20, 2025

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
	(in thousands, except per share data)
Revenues	$687,414	$623,976	$590,901
Costs of services (exclusive of depreciation and amortization)	479,936	439,751	410,081
Selling, general and administrative expenses	125,050	115,116	110,087
Depreciation and amortization	11,677	11,564	11,996
Income from operations	70,751	57,545	58,737
Interest expense, net	(4,417)	(3,812)	(1,826)
Foreign currency gains (losses), net	(92)	(1,445)	1,889
Income before provision for income taxes	66,242	52,288	58,800
Provision for income taxes	19,589	13,807	15,181
Net income	$46,653	$38,481	$43,619
Net income per share:
Basic	$6.82	$5.48	$6.02
Diluted	$6.74	$5.39	$5.91
Weighted average number of shares outstanding:
Basic	6,821	7,008	7,218
Diluted	6,908	7,118	7,355
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
	(in thousands)
Net income	$46,653	$38,481	$43,619
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(2,869)	2,799	(5,031)
Comprehensive income	$43,784	$41,280	$38,588
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 28, 2024	December 30, 2023
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,711	$45,586
Accounts receivable, net of allowances of $5,659 and $4,335, respectively	162,293	142,729
Unbilled services, net of allowances of $1,411 and $1,629, respectively	57,255	56,827
Prepaid expenses and other current assets	16,569	11,575
Forgivable loans	6,535	8,759
Total current assets	269,363	265,476
Property and equipment, net	45,205	38,176
Goodwill, net	93,737	93,989
Intangible assets, net	7,216	7,196
Right-of-use assets	81,157	86,887
Deferred income taxes	16,648	13,885
Forgivable loans, net of current portion	48,957	45,182
Other assets	9,156	2,420
Total assets	$571,439	$553,211
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,155	$28,701
Accrued expenses	181,413	171,040
Deferred revenue and other liabilities	14,130	12,289
Current portion of lease liabilities	18,696	16,475
Current portion of deferred compensation	8,915	7,582
Total current liabilities	251,309	236,087
Non-current liabilities:
Deferred compensation and other non-current liabilities	22,329	11,681
Non-current portion of lease liabilities	84,541	92,280
Deferred income taxes	1,187	1,062
Total non-current liabilities	108,057	105,023
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,768,575 and 6,934,265 shares issued and outstanding, respectively	1,663	—
Retained earnings	225,461	224,283
Accumulated other comprehensive loss	(15,051)	(12,182)
Total shareholders’ equity	212,073	212,101
Total liabilities and shareholders’ equity	$571,439	$553,211
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$46,653	$38,481	$43,619
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	11,677	11,564	11,996
Right-of-use asset amortization	15,147	14,273	13,755
Deferred income taxes	(2,865)	(4,634)	189
Share-based compensation expense	5,291	4,400	4,773
Bad debt expense (recovery)	534	533	(345)
Unrealized foreign currency remeasurement (gains) losses, net	(468)	61	122
Changes in operating assets and liabilities:
Accounts receivable	(21,400)	2,210	(24,929)
Unbilled services	(797)	(5,070)	(5,382)
Prepaid expenses and other current assets, and other assets	(10,360)	1,210	(485)
Forgivable loans	(11,770)	2,678	(10,539)
Incentive cash awards payable	9,840	8,122	6,618
Accounts payable, accrued expenses, and other liabilities	23,158	4,007	2,253
Lease liabilities	(14,905)	(17,763)	(16,524)
Net cash provided by operating activities	49,735	60,072	25,121
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,623)	(2,366)	(3,813)
Consideration paid for acquisitions, net	(1,500)	(577)	(14,352)
Net cash used in investing activities	(18,123)	(2,943)	(18,165)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	—	805	1,411
Borrowings under revolving line of credit	102,000	105,000	126,000
Repayments under revolving line of credit	(102,000)	(105,000)	(126,000)
Payments for debt issuance costs	—	—	(1,008)
Tax withholding payments reimbursed by shares	(3,209)	(3,063)	(2,145)
Cash dividends paid	(12,300)	(10,807)	(9,580)
Repurchase of common stock	(33,348)	(31,417)	(27,630)
Net cash used in financing activities	(48,857)	(44,482)	(38,952)
Effect of foreign exchange rates on cash and cash equivalents	(1,630)	1,492	(2,687)
Net increase (decrease) in cash and cash equivalents	(18,875)	14,139	(34,683)
Cash and cash equivalents at beginning of period	45,586	31,447	66,130
Cash and cash equivalents at end of period	$26,711	$45,586	$31,447

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$598	$(91)	$(268)
Excise tax on share repurchases	$(270)	$(247)	$—
Asset retirement obligations	$191	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$10,084	$3,198	$2,436
Supplemental cash flow information:
Cash paid for taxes	$21,444	$14,011	$15,646
Cash paid for interest	$4,145	$3,539	$1,579
Cash paid for amounts included in operating lease liabilities	$20,963	$22,272	$21,306
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount
BALANCE AT JANUARY 1, 2022	7,362,703	$—	$215,784	$(9,950)	$205,834
Net income	—	—	43,619	—	43,619
Foreign currency translation adjustment	—	—	—	(5,031)	(5,031)
Exercise of stock options	61,645	1,411	—	—	1,411
Share-based compensation expense	—	4,773	—	—	4,773
Restricted shares vesting	66,127	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(21,057)	(2,145)	—	—	(2,145)
Shares repurchased	(319,534)	(2,296)	(25,334)	—	(27,630)
Accrued dividends on unvested shares	—	—	(97)	—	(97)
Cash dividends paid ($1.29 per share)	—	—	(9,580)	—	(9,580)
BALANCE AT DECEMBER 31, 2022	7,149,884	$1,743	$224,392	$(14,981)	$211,154
Net income	—	—	38,481	—	38,481
Foreign currency translation adjustment	—	—	—	2,799	2,799
Exercise of stock options	26,000	805	—	—	805
Share-based compensation expense	—	4,400	—	—	4,400
Restricted shares vesting	83,158	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(28,619)	(3,063)	—	—	(3,063)
Shares repurchased	(296,158)	(3,885)	(27,532)	—	(31,417)
Accrued excise tax on shares repurchased	—	—	(247)	—	(247)
Accrued dividends on unvested shares	—	—	(4)	—	(4)
Cash dividends paid ($1.50 per share)	—	—	(10,807)	—	(10,807)
BALANCE AT DECEMBER 30, 2023	6,934,265	$—	$224,283	$(12,182)	$212,101
Net income	—	—	46,653	—	46,653
Foreign currency translation adjustment	—	—	—	(2,869)	(2,869)
Share-based compensation expense	—	5,291	—	—	5,291
Restricted shares vesting	61,631	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(20,942)	(3,209)	—	—	(3,209)
Shares repurchased	(206,379)	(419)	(32,929)	—	(33,348)
Accrued excise tax on shares repurchased	—	—	(270)	—	(270)
Accrued dividends on unvested shares	—	—	24	—	24
Cash dividends paid ($1.75 per share)	—	—	(12,300)	—	(12,300)
BALANCE AT DECEMBER 28, 2024	6,768,575	$1,663	$225,461	$(15,051)	$212,073
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
Fiscal Year and Quarters
CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2024, fiscal 2023, and fiscal 2022 were 52-week years. CRA's fiscal quarter ends are determined as the last Saturday nearest the respective calendar quarter end.
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
Concentrations of Credit Risk
CRA holds cash in accounts at various third-party financial institutions. At times, these deposits may exceed federally insured limits. As of December 28, 2024, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions are creditworthy and the Company has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institutions.
Foreign Currency Translation
Asset and liability accounts of CRA's foreign subsidiaries are translated into U.S. Dollars at reporting period-end exchange rates and operating accounts are translated at average exchange rates for each fiscal month. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are remeasured at current exchanges rates, with adjustments recorded as foreign currency gains (losses),

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
net, on the consolidated statements of operations. These foreign currency transactions may be realized or unrealized based upon whether the transaction has settled as of the reporting period-end. The net effect of transaction gains and losses recorded in income before provision for income taxes amounted to losses of $0.1 million for fiscal 2024, losses of $1.4 million for fiscal 2023, and gains of $1.9 million for fiscal 2022.
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
CRA has elected as a practical expedient to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations as of December 28, 2024 and December 30, 2023, as CRA's contracts have an original expected duration of one year or less or revenue has been recognized at the amount for which CRA has the right to invoice for consulting services performed.
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
CRA usually issues invoices to its customers on a monthly basis, and payment is usually due upon receipt of the invoice unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of December 28, 2024 or December 30, 2023.

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
Variable Consideration
Variable consideration to be included in the transaction price is estimated using the expected value method. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on specific price concessions and those expected to be extended to CRA clients estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the consolidated balance sheets. Actual amounts of consideration ultimately received may differ from CRA's estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates in the period such variances become known. Adjustments to the reserves for variable consideration are included in revenues in the consolidated statement of operations.
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
CRA maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. CRA estimates these allowances based on historical charge-off rates, adjusted for days of sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. CRA writes off allowances when management determines the balance is uncollectible and all efforts of collection have been exhausted. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses in the consolidated statements of operations.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, commissions to non-employee experts for generating new business, office rent, marketing, and other costs.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Combinations
CRA accounts for business acquisitions using the acquisition method of accounting, which requires assets acquired and liabilities assumed to be measured and recorded at their estimated fair values as of the acquisition date, with certain exceptions. Right-of-use assets and lease liabilities are recorded on the date of acquisition in accordance with ASC Topic 842, Leases. In addition, contract assets and contract liabilities are recorded at the acquisition date as if the acquirer had originated the contracts in accordance with ASC 606, Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. All other tangible assets and identifiable intangible assets acquired and liabilities assumed are recorded at their fair value as of the date of acquisition.
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
Leases
CRA is a lessee under certain operating leases for office space and equipment. CRA determines whether a contract is a lease at the inception of the contract, based on whether the contract provides CRA the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. At the commencement date, operating lease liabilities and ROU assets are recognized in the consolidated balance sheet. Lease liabilities are based on the present value of lease payments over the lease term, discounted using an incremental borrowing rate specific to the underlying asset. ROU assets are equal to the lease liability, adjusted for payments made to the lessor prior to the lease commencement date and lease incentives received, such as tenant improvement allowances. CRA estimates its incremental borrowing rate for each leased asset based on the interest rate CRA would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. CRA recognizes rent expense for its operating leases on a straight-line basis over the term of the lease.
CRA classifies as short-term leases any leases with an initial noncancellable term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise. ROU assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheets.
CRA leases office space and equipment. CRA's equipment leases are generally short-term. CRA's office space leases have remaining lease terms between one and approximately eleven years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain office space leases contain options to terminate the lease early,

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of December 28, 2024, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities. Certain of CRA's office space leases impose asset retirement obligations due to office modifications or the periodic redecoration of the premises. These obligations are included in deferred compensation and other non-current liabilities on the consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows.
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
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment as of October 15 and if events or changes in circumstances indicate that the carrying value may not be recoverable. CRA assesses goodwill at the reporting unit level. For CRA's fiscal 2024 goodwill impairment analysis, it operated as one reporting unit, which is its consulting services.
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
Debt Issuance Costs
CRA records its debt issuance costs related to its revolving credit facility as an asset and amortizes the costs over the term of the credit agreement using the straight-line method. Debt issuance costs in the amount of $0.2 million and $0.4 million are included in prepaid expenses and other current assets and other assets, respectively, in the consolidated balance sheets as of December 28, 2024. Debt issuance costs in the amount of $0.2 million and $0.6 million are included in prepaid expenses and other current assets and other assets, respectively, in the consolidated balance sheets as of December 30, 2023.

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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
CRA has elected to recognize the tax on global intangible low-taxed income ("GILTI") as a period expense in the period the tax is incurred. As such, CRA has included its GILTI provision associated with current-year operations solely within the estimated annual effective tax rate ("EAETR") and has not provided additional GILTI on deferred items.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
related to our restricted stock, stock options, time-vesting RSUs, and performance-vesting RSUs. To the extent that there is a net loss, CRA assumes all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding.
Recent Accounting Standards
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
On December 28, 2024, CRA adopted Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which established reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.
Recent Accounting Standards Not Yet Adopted
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
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The ASU requires disclosure, in the notes to the financial statements, specified information about certain costs and expenses including employee compensation, depreciation, and intangible asset amortization.
ASU 2024-03 is effective for CRA for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. CRA is in the process of evaluating the impact of adopting ASU 2024-03.
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
Disaggregation of Revenue
The following tables disaggregate CRA's revenue by type of contract and geographic location (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
Type of Contract	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Consulting services revenues:
Fixed-price	$126,657	$113,983	$110,129
Time-and-materials	560,757	509,993	480,772
Total	$687,414	$623,976	$590,901
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Year Ended	Year Ended	Year Ended
Geographic Breakdown	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Consulting services revenues:
United States	$558,803	$493,923	$470,233
United Kingdom	86,533	94,445	89,235
Other	42,078	35,608	31,433
Total	$687,414	$623,976	$590,901
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
A rollforward of the variable consideration and doubtful accounts reserves for accounts receivable, which includes allowances for doubtful accounts of $1.1 million and $0.6 million as of December 28, 2024 and December 30, 2023, respectively, is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2024	2023
Balance at beginning of fiscal year	$4,335	$2,640
Increases to reserves, net of recoveries	5,355	5,510
Amounts written off and foreign currency translation	(4,031)	(3,815)
Balance at end of fiscal year	$5,659	$4,335

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the variable consideration and doubtful accounts reserves for unbilled services is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2024	2023
Balance at beginning of fiscal year	$1,629	$1,120
Increases to reserves, net of recoveries	10,565	7,966
Amounts written off and foreign currency translation	(10,783)	(7,457)
Balance at end of fiscal year	$1,411	$1,629
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Bad debt expense (recovery), net	$534	$533	$(345)
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Reimbursable expenses	$65,739	$65,277	$63,318
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings, and cash collections results in accounts receivables, unbilled services, and contract liabilities in the consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. The following table presents the open and closing balances of CRA's accounts receivable, net and unbilled services, net (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Accounts receivable, net	$162,293	$142,729	$143,644
Unbilled services, net	$57,255	$56,827	$51,343
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of December 28, 2024 and December 30, 2023.
When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met. Contract liabilities are included in deferred revenue and other liabilities in the consolidated balance sheets. The following table presents the closing balances of CRA's contract liabilities (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Contract liabilities	$7,340	$6,037	$6,977
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Amounts included in contract liabilities at the beginning of the fiscal year	$5,885	$6,700	$8,325
Performance obligations satisfied in previous fiscal years	$3,607	$2,912	$2,207
3.    Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and six years with interest rates currently ranging up to 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2024, 2023 and 2022 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year	Fiscal Year
	2024	2023
Beginning balance	$53,941	$56,456
Advances	45,494	23,342
Repayments	(2,761)	(1,816)
Reclassifications from accrued expenses or to other assets (1)	(9,989)	—
Amortization (2)	(31,055)	(24,198)
Effects of foreign currency translation	(138)	157
Ending balance	$55,492	$53,941
Current portion of forgivable loans	$6,535	$8,759
Non-current portion of forgivable loans	$48,957	$45,182
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
(2)During the quarter ended June 29, 2024, approximately $5.7 million of amortization was accelerated due to involuntary terminations.
4.    Leases
The components of CRA's lease expenses, which are included in the consolidated statements of operations, are as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Operating lease cost	$19,156	$18,783	$18,494
Short-term lease cost	327	371	285
Variable lease cost	7,923	6,960	5,986
Total lease cost	$27,406	$26,114	$24,765
The following table presents summary information for CRA's lease terms and discount rates for its operating leases:

	December 28, 2024	December 30, 2023	December 31, 2022
Weighted average remaining lease term—operating leases	5.7 years	5.8 years	6.7 years
Weighted average discount rate—operating leases	3.9%	3.6%	3.6%
At December 28, 2024, CRA had the following maturities of lease liabilities related to office space, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2025	$22,062
2026	22,033
2027	22,116
2028	16,396
2029	14,756
Thereafter	19,999
Total lease payments	117,362
Less: imputed interest	(14,125)
Total	$103,237
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in accrued expenses and deferred compensation and other non-current liabilities in our consolidated balance sheets. As of December 28, 2024 and December 30, 2023, these redecoration and asset retirement obligations were approximately $2.4 million and $2.2 million, respectively.
As of December 28, 2024, CRA had no additional operating leases that had not yet commenced.
5.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for fiscal 2024 and fiscal 2023 are as follows (in thousands):

	Fiscal Year	Fiscal Year
	2024	2023
Goodwill	$165,882	$164,815
Accumulated goodwill impairment	(71,893)	(71,893)
Goodwill, net at beginning of fiscal year	93,989	92,922
Additions due to acquisitions	—	415
Foreign currency translation adjustment	(252)	652
Goodwill, net at end of fiscal year	$93,737	$93,989
Goodwill, net at December 28, 2024, is comprised of goodwill of $165.6 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during fiscal 2024, fiscal 2023, or fiscal 2022.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2024, fiscal 2023, or fiscal 2022.
The components of acquired identifiable intangible assets are as follows (in thousands):

		December 28, 2024			December 30, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	15,300	(8,084)	7,216	13,800	(6,604)	7,196
As a result of an asset acquisition in CRA's intellectual property practice, CRA recognized $1.5 million of intangible assets related to customer relationships during the second quarter of fiscal 2024. Amortization expense related to intangible assets was $1.5 million, $1.4 million, and $1.2 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Amortization of intangible assets held at December 28, 2024 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2025	$1,468
2026	1,530
2027	774
2028	708
2029	708
Thereafter	2,028
$7,216
6.    Property and Equipment
Property and equipment consist of the following (in thousands):

	December 28, 2024	December 30, 2023
Computer, office equipment, and software	$36,497	$31,261
Leasehold improvements	65,639	61,652
Furniture	17,306	16,103
Total cost	119,442	109,016
Accumulated depreciation and amortization	(74,237)	(70,840)
Total property and equipment, net	$45,205	$38,176
Depreciation expense was $10.1 million, $10.0 million, and $10.8 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
Long-lived assets by geographic location are as follows (in thousands):

Geographic Breakdown	December 28, 2024	December 30, 2023
Long-lived assets (property and equipment, net):
United States	$37,676	$31,798
United Kingdom	4,112	4,646
Other	3,417	1,732
Total long-lived assets (property and equipment, net)	$45,205	$38,176

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 28, 2024	December 30, 2023
Compensation and related expenses	$167,899	$143,647
Performance awards	159	16,556
Direct project accruals	2,236	1,704
Other	11,119	9,133
Total accrued expenses	$181,413	$171,040
As of December 28, 2024 and December 30, 2023, approximately $144.2 million and $121.2 million, respectively, of accrued bonuses for fiscal 2024 and fiscal 2023 were included above in "Compensation and related expenses".
8.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Income before provision for income taxes:
U.S.	$51,549	$41,238	$45,387
Foreign	14,693	11,050	13,413
Total	$66,242	$52,288	$58,800
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)	December 31, 2022 (52 weeks)
Currently payable:
Federal	$12,747	$11,544	$8,805
Foreign	3,959	2,796	2,956
State	5,748	4,101	3,231
Total current expense	22,454	18,441	14,992
Deferred:
Federal	(2,295)	(2,963)	(21)
Foreign	146	(1,041)	114
State	(716)	(630)	96
Total deferred expense (benefit)	(2,865)	(4,634)	189
Total tax expense	$19,589	$13,807	$15,181

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	6.0	5.0	5.2
Foreign Rate Differential	1.2	0.6	(0.4)
Share-based compensation	(0.8)	(1.1)	(2.4)
Meals & Entertainment Expense	0.8	0.9	0.3
Executive Compensation	1.5	1.7	1.6
Valuation Allowance	—	(1.5)	0.7
Other	(0.1)	(0.2)	(0.2)
Annual effective tax rate	29.6%	26.4%	25.8%
The components of CRA's deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2024	December 30, 2023
Deferred tax assets:
Accrued compensation and related expense	$20,679	$18,211
Allowance for doubtful accounts	2,324	2,100
Net operating loss carryforwards	693	883
Lease liabilities	26,627	27,791
Foreign exchange and other	540	19
Total gross deferred tax assets	50,863	49,004
Less: valuation allowance	(2)	(6)
Total deferred tax assets, net of valuation allowance	50,861	48,998
Deferred tax liabilities:
Goodwill and other intangible asset amortization	6,109	5,599
Right-of-Use assets	21,311	22,472
Property and equipment	6,912	6,761
Prepaids and other	1,068	1,343
Total deferred tax liabilities	35,400	36,175
Net deferred tax assets	$15,461	$12,823

At December 28, 2024, CRA had U.S. local and foreign net operating loss carryforwards of $2.0 million, a decrease of $0.6 million from the prior fiscal year-end, with lives ranging from 20 years to indefinite. The change in the total valuation allowance for the current fiscal year was immaterial.
The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	Fiscal Year	Fiscal Year
	2024	2023
Balance at beginning of period	$—	$35
Additions for tax positions taken during prior years	276
Additions for tax positions taken during the current year	459	—
Reductions as a result of a lapse of the applicable statutes of limitations	—	(35)
Balance at end of the period	$735	$—

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. CRA adjusts its unrecognized tax benefits and the associated interest in light of changing facts and circumstances. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. At the end of fiscal 2024, accrued interest for uncertain tax positions was immaterial. CRA's total unrecognized tax benefit at the end of fiscal 2024 is $0.7 million. Settlement of any particular position could require the use of cash. Of the total $0.7 million balance at the end of fiscal 2024, a favorable resolution would result in $0.2 million being recognized as a reduction to the effective income tax rate in the period of resolution. There are no unrecognized tax benefits expected to reverse in the next twelve months.

The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2021. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2020. CRA's United Kingdom ("U.K.") subsidiary's corporate tax returns are no longer subject to examination by His Majesty's Revenue and Customs for years before fiscal 2023.

If amounts are repatriated from certain of our foreign subsidiaries, CRA could be subject to deferred taxes that are a consequence of foreign exchange translation from earnings that are no longer considered permanently reinvested. CRA considers all other undistributed earnings to be indefinitely reinvested. Foreign withholding taxes, estimated to be $0.5 million, have not been recorded for these foreign subsidiaries.
9.    Share-Based Compensation
CRA recorded approximately $5.3 million, $4.4 million, and $4.8 million of compensation expense for fiscal 2024, fiscal 2023, and fiscal 2022, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors, based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded attribution method.
Share-based Compensation Plans.    As of December 28, 2024, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. CRA has a long-term incentive program, or "LTIP," which is used as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. CRA's Cash Incentive Plan facilitates grants to LTIP participants of service-based and performance-based cash awards as a component of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.
2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The shares available for grant under the 2006 Equity Plan as of December 28, 2024 was 585,026.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options.    A summary of option activity during fiscal 2024 from the 2006 Equity Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 30, 2023	45,200	$46.15		$2,382
Fiscal 2024:
Granted	—	$—
Exercised	—	$—		$—
Expired	—	$—
Forfeited	—	$—		$—
Outstanding at December 28, 2024	45,200	$46.15	3.45	$6,359
Option exercisable at December 28, 2024	45,200	$46.15	3.45	$6,359
Vested or expected to vest at December 28, 2024	45,200	$46.15	3.45	$6,359
There were no stock options granted in fiscal 2024, fiscal 2023, and fiscal 2022. CRA determines the weighted average fair market value for stock options granted using the Black-Scholes option-pricing model. Generally, the risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield is determined based on CRA's annualized dividend rate per share, as a percentage of average market price of the common stock, on each dividend payment date. The forfeiture rate is based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
No stock options were exercised in fiscal 2024. The aggregate intrinsic value of stock options exercised in fiscal 2023, and fiscal 2022 was approximately $1.5 million, and $4.9 million, respectively.
There were no stock options that vested during fiscal 2024 and 2023. The total fair value of stock options that vested during fiscal 2022 was $0.1 million. As of December 28, 2024, there was no unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. Options granted during or prior to fiscal 2016 expire on the seventh anniversary of the date of grant. Options granted during or after fiscal 2017 expire on the tenth anniversary of the date of grant.
Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of December 28, 2024 was $1.6 million, which is expected to be recognized over a weighted-average period of 2.8 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2024:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	22,556	$86.18
Granted	5,904	$165.03
Vested	(10,551)	$74.09
Forfeited	—	$—
Non-vested at December 28, 2024	17,909	$119.30

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total fair value of shares of restricted stock that vested during fiscal 2024, fiscal 2023, and fiscal 2022 was $0.8 million, $0.7 million, and $0.6 million, respectively.
Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four or five equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of December 28, 2024 was $3.1 million, which is expected to be recognized over a weighted-average period of 2.2 years. The forfeiture rate of 0.9% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2024:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	60,891	$76.55
Granted	15,401	$132.56
Vested	(27,768)	$65.00
Forfeited	(132)	$102.25
Non-vested at December 28, 2024	48,392	$100.93
The total fair value of time-vesting restricted stock units that vested during fiscal 2024, fiscal 2023, and fiscal 2022 was $1.8 million, $1.6 million, and $1.4 million, respectively.
Performance-Vesting RSUs.    CRA grants performance-vesting restricted stock units ("PRSUs"), which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, achievement of performance measures for PRSUs are based on a two-year performance period, after which the units determined based on this achievement will vest three-fourths in the first year following the performance period and one-fourth on the fourth anniversary of the date of grant. Beginning with the 2022 grant, fifty percent will vest in the first year following the performance period and one-fourth on the fourth and fifth anniversaries of the date of the grant. Performance periods and vesting schedules may vary based on the terms of individuals grants. The number of units determined based on the achievement of a PRSUs performance measures generally ranges from 50% to 150% of the PRSUs' target number of units, though achievement ranges may vary by grant.
For PRSUs awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded attribution method.
The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2024. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which equaled 150% of the PRSU's target number of units beginning with 2022 grants and 125% of the PRSUs' target number of units for all grants issued prior to 2022.

	Performance-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2023	71,338	$85.48
Granted	30,670	$148.28
Vested	(23,312)	$69.72
Forfeited	(10,148)	$85.40
Non-vested at December 28, 2024	68,548	$118.95

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2024, fiscal 2023, and fiscal 2022, there were no offering periods under this plan and no shares were issued. As of December 28, 2024, there were 211,777 shares available for grant under the 1998 ESPP.
10.    Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for fiscal 2024, fiscal 2023, and fiscal 2022.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for fiscal 2024, fiscal 2023, and fiscal 2022.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Numerator:
Net income — basic	$46,653	$38,481	$43,619
Less: net income attributable to participating shares	127	136	167
Net income — diluted	$46,526	$38,345	$43,452
Denominator:
Weighted average shares outstanding — basic	6,821	7,008	7,218
Effect of dilutive stock options and restricted stock units	87	110	137
Weighted average shares outstanding — diluted	6,908	7,118	7,355
Net income per share:
Basic	$6.82	$5.48	$6.02
Diluted	$6.74	$5.39	$5.91
Certain share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period. The following table presents the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Anti-dilutive share-based awards excluded	1	7	—
11.    Fair Value of Financial Instruments
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 28, 2024, CRA did not have any financial instruments measured at fair value on a recurring basis. The following table shows CRA's financial instruments recorded in the consolidated financial statements as of December 30,
2023, which are measured at fair value on a recurring basis (in thousands):

	December 30, 2023
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$190
Total Liabilities	$—	$—	$190

The contingent consideration liability in the table above is for estimated future contingent consideration payments related to the acquisition of bioStrategies Group, Inc. ("bSG"). The fair value measurement of this liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of this contingent consideration liability is CRA's measure of the estimated payout based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration was determined using a Monte Carlo simulation. The fair value of this contingent consideration liability is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimate is recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations.
The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Year	Fiscal Year
	2024	2023
Beginning balance	$190	$1,056
Remeasurement of acquisition-related contingent consideration	(190)	(934)
Accretion	—	68
Ending balance	$—	$190
12.    Credit Agreement
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
CRA may use the proceeds of the revolving credit loans under the Credit Agreement for general corporate purposes and may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than August 19, 2027. Borrowings under the revolving credit facility bear interest at a rate per annum equal to one of the following rates, at CRA's election, plus an applicable margin as described below: (i) in the case of borrowings in U.S. dollars, the Base Rate (as defined in the Credit Agreement), (ii) in the case of borrowings in U.S. dollars, a rate based on Term SOFR (as defined in the Credit Agreement) for the applicable interest period, (iii) in the case of borrowings in Euros, EURIBOR (as defined in the Credit Agreement) for the applicable interest period, (iv) in the case of borrowings in Pounds Sterling, a daily rate based on SONIA (as defined in the Credit Agreement), (v) in the case of borrowings in Canadian Dollars, Term CORRA (as defined in the Credit Agreement) for the applicable interest period, (vi) in the case of borrowings in Swiss Francs, a daily rate based on SARON (as defined in the Credit Agreement), or (vii) in the case of borrowings in any other Alternate Currency (as defined in the Credit Agreement), the relevant daily or term rate determined as provided in the Credit Agreement. The applicable margin

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on borrowings based on the Base Rate varies within a range of 0.25% to 1.00% depending on CRA's consolidated net leverage ratio, and the applicable margin on borrowings based on any of the other rates described above varies within a range of 1.25% to 2.00% depending on CRA's consolidated net leverage ratio.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of December 28, 2024, CRA was in compliance with the covenants of the Credit Agreement.
There were no borrowings outstanding under the Credit Agreement as of December 28, 2024 or December 30, 2023. As of December 28, 2024, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.0 million.
13.    Employee Benefit Plans
CRA maintains a qualified defined contribution 401(k) plan, which covers substantially all of its U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. Under the plan, participants are also entitled to make after-tax contributions up to $20,000 per calendar year. CRA matches a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. CRA made contributions related to the plan of $4.6 million, $4.5 million and $4.0 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
CRA also maintains several defined contribution pension plans for its employees in the U.K. and other foreign countries. CRA made contributions related to these plans of $1.6 million, $1.5 million and $1.3 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
14.    Segment Reporting
CRA manages its business globally within one operating segment, professional and consulting services, in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). Financial information is provided to and evaluated regularly by the chief operating decision maker, which is our Chief Executive Officer. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.
CRA derives revenues by providing professional and consulting services to clients on economic, financial, litigation, and regulatory matters. We support corporate clients and attorneys with high-quality research, analysis, and expert testimony in a wide range of litigation and regulatory proceedings. In addition to litigation support, our management consulting services leverage our expertise in economics, finance, and business analysis to assist clients with strategy development, performance improvement, corporate strategy, and market analysis. We serve clients across a broad spectrum of industries, including blockchain and cryptocurrency, communications and media, consumer products, health and wellness, energy, entertainment and leisure, financial services, healthcare, life sciences, manufacturing and industrials, natural resources, retail and distribution, technology, and transportation. Our services encompass key areas such as finance, accounting, economics, insurance, and forensic accounting, including investigations.
The accounting policies of the professional and consulting services segment are the same as those described in Note 1. The chief operating decision maker assesses performance for the professional and consulting services segment and decides how to allocate resources based on consolidated net income that is also reported in the consolidated statements of operations as net income. The measure of segment assets is reported in the consolidated balance sheets as total assets.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The chief operating decision maker uses consolidated net income to evaluate income generated from segment assets and monitor operating costs to make decisions on the use of operating cash flows, including discretionary investments in capital assets. Consolidated net income is used to monitor budget versus actual results which are used in assessing CRA's performance and in establishing discretionary compensation, talent acquisition and retention, sales targets, pricing, and other sales and operating cost decisions.
The following table represents consolidated net income reported by segment revenue, segment profit or loss, and significant segment expenses for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenues	$687,414	$623,976	$590,901
Employee compensation and fringe benefit costs	418,717	378,611	350,225
Forgivable loan amortization	31,055	24,198	24,403
Client reimbursable expenses	65,739	65,277	63,318
Other segment expense [1]	105,661	103,602	94,155
Provision for income taxes	19,589	13,807	15,181
Segment net income	46,653	38,481	43,619
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income	$46,653	$38,481	$43,619

[1] Other segment expenses included in segment net income includes, rent, commissions to non-employee experts, legal and professional services, software subscription and data services, travel and entertainment expenses, training and marketing expenses, other operating expenses, depreciation and amortization, interest expense, net, and foreign currency gains (losses), net.

15. Business Acquisition
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
On November 29, 2022, CRA acquired substantially all of the business assets and assumed certain liabilities of bSG, a Chicago-based consulting firm focused on developing commercial strategies for healthcare products and technologies. The acquisition expanded CRA’s business opportunities, expertise, and market presence with the addition of 17 colleagues with an office in Chicago, Illinois.
Transaction related expenses, which are principally legal and accounting service fees, amounted to $0.3 million for the fiscal year-to-date period ended December 31, 2022 and are included in selling, general and administrative expenses in the consolidated statements of operations.
16.    Commitments and Contingencies
As described in Note 12, CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under certain operating leases for office space.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    Subsequent Events

On February 20, 2025, CRA announced that its Board of Directors authorized a $45.0 million expansion to its existing share repurchase program.
On February 20, 2025, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.49 per common share, payable on March 14, 2025 to shareholders of record as of March 4, 2025.