Form 10-Q
period 2025-03-29
CRA INTERNATIONAL, INC.
filed 2025-05-01
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2025
Common Stock, no par value per share	6,808,872 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Revenues	$181,851	$171,789
Costs of services (exclusive of depreciation and amortization)	120,354	118,880
Selling, general and administrative expenses	32,538	30,499
Depreciation and amortization	3,411	2,792
Income from operations	25,548	19,618
Interest expense, net	(429)	(464)
Foreign currency gains (losses), net	(474)	(142)
Income before provision for income taxes	24,645	19,012
Provision for income taxes	6,643	5,321
Net income	$18,002	$13,691
Net income per share:
Basic	$2.65	$1.97
Diluted	$2.62	$1.95
Weighted average number of shares outstanding:
Basic	6,775	6,926
Diluted	6,862	7,011
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Net income	$18,002	$13,691
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	1,743	(1,105)
Comprehensive income	$19,745	$12,586
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	March 29, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$25,598	$26,711
Accounts receivable, net of allowances of $5,896 and $5,659, respectively	140,326	162,293
Unbilled services, net of allowances of $1,382 and $1,411, respectively	82,925	57,255
Prepaid expenses and other current assets	17,744	16,569
Forgivable loans	11,527	6,535
Total current assets	278,120	269,363
Property and equipment, net	42,785	45,205
Goodwill, net	94,139	93,737
Intangible assets, net	6,834	7,216
Right-of-use assets	78,653	81,157
Deferred income taxes	17,736	16,648
Forgivable loans, net of current portion	64,339	48,957
Other assets	7,836	9,156
Total assets	$590,442	$571,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,703	$28,155
Accrued expenses	134,439	181,413
Deferred revenue and other liabilities	10,379	14,130
Current portion of lease liabilities	18,986	18,696
Current portion of deferred compensation	1,996	8,915
Revolving line of credit	85,000	—
Total current liabilities	270,503	251,309
Non-current liabilities:
Deferred compensation and other non-current liabilities	10,440	22,329
Non-current portion of lease liabilities	80,954	84,541
Deferred income taxes	1,226	1,187
Total non-current liabilities	92,620	108,057
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,789,893 and 6,768,575 shares issued and outstanding, respectively	599	1,663
Retained earnings	240,028	225,461
Accumulated other comprehensive loss	(13,308)	(15,051)
Total shareholders’ equity	227,319	212,073
Total liabilities and shareholders’ equity	$590,442	$571,439
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES:
Net income	$18,002	$13,691
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,411	2,792
Right-of-use asset amortization	3,851	3,565
Deferred income taxes	(1,025)	(157)
Share-based compensation expense	1,390	1,039
Bad debt expense (recovery)	433	663
Unrealized foreign currency remeasurement (gains) losses, net	52	(208)
Changes in operating assets and liabilities:
Accounts receivable	22,456	2,529
Unbilled services	(25,202)	(13,623)
Prepaid expenses and other current assets, and other assets	294	(2,552)
Forgivable loans	(20,219)	523
Incentive cash awards payable	2,834	2,383
Accounts payable, accrued expenses, and other liabilities	(81,579)	(69,302)
Lease liabilities	(4,692)	(4,423)
Net cash used in operating activities	(79,994)	(63,080)
INVESTING ACTIVITIES:
Purchases of property and equipment	(974)	(730)
Net cash used in investing activities	(974)	(730)
FINANCING ACTIVITIES:
Borrowings under revolving line of credit	90,000	70,000
Repayments under revolving line of credit	(5,000)	—
Tax withholding payments reimbursed by shares	(2,454)	(1,631)
Cash dividends paid	(3,488)	(3,075)
Repurchase of common stock	—	(9,242)
Net cash provided by financing activities	79,058	56,052
Effect of foreign exchange rates on cash and cash equivalents	797	(706)
Net decrease in cash and cash equivalents	(1,113)	(8,464)
Cash and cash equivalents at beginning of period	26,711	45,586
Cash and cash equivalents at end of period	$25,598	$37,122

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(596)	$454
Excise tax on share repurchases	$39	$(65)
Right-of-use assets obtained in exchange for lease obligations	$701	$1,955
Supplemental cash flow information:
Cash paid for taxes	$3,181	$1,534
Cash paid for interest	$131	$91
Cash paid for amounts included in operating lease liabilities	$5,714	$5,569
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL QUARTER ENDED March 29, 2025 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 28, 2024	6,768,575	$1,663	$225,461	$(15,051)	$212,073
Net income	—	—	18,002	—	18,002
Foreign currency translation adjustment	—	—	—	1,743	1,743
Share-based compensation expense	—	1,390	—	—	1,390
Restricted shares vesting	34,780	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(13,462)	(2,454)	—	—	(2,454)
Shares repurchased	—	—	—	—	—
Accrued excise tax on shares repurchased	—	—	39	—	39
Accrued dividends on unvested shares	—	—	14	—	14
Cash dividends paid ($0.49 per share)	—	—	(3,488)	—	(3,488)
BALANCE AT MARCH 29, 2025	6,789,893	599	$240,028	$(13,308)	$227,319
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA which require consolidation, after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with U.S. GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2024 included in CRA’s Annual Report on Form 10-K filed with the SEC on February 20, 2025.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, on Form 10-K for the fiscal year ended December 28, 2024 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Recent Accounting Standards Not Yet Adopted
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal, state and local) and foreign jurisdictions. ASU 2023-09 also requires income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
ASU 2023-09 is effective for CRA for annual periods beginning after December 15, 2024. CRA plans to adopt the amendment during the annual reporting for fiscal year 2025. CRA has begun to assess the impact of the amendment and has

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

modeled out the changes to its income tax disclosures. As the amendment relates solely to disclosures, the adoption is not expected to have an effect on CRA's financial results.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The ASU requires disclosure, in the notes to the financial statements, specified information about certain costs and expenses including employee compensation, depreciation, and intangible asset amortization.
ASU 2024-03, further clarified in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense
Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date is effective for CRA for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. CRA is in the process of evaluating the impact of adopting ASU 2024-03.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended
Type of Contract	March 29, 2025	March 30, 2024
Consulting services revenues:
Fixed-price	$30,329	$30,082
Time-and-materials	151,522	141,707
Total	$181,851	$171,789
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended
Geographic Breakdown	March 29, 2025	March 30, 2024
Consulting services revenues:
United States	$149,714	$142,204
United Kingdom	23,124	21,154
Other	9,013	8,431
Total	$181,851	$171,789

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
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. Under ASC 326, CRA estimates allowances based on historical charge-off rates, adjusted for days sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses on the condensed consolidated statements of operations.
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Bad debt expense (recovery), net	$433	$663
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Reimbursable expenses	$16,506	$17,061
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings, and cash collections results in accounts receivables, unbilled services, and contract liabilities on the condensed consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. The following table presents the open and closing balances of CRA's accounts receivable, net and unbilled services, net (in thousands):

	March 29, 2025	December 28, 2024	December 30, 2023
Accounts receivable, net	$140,326	$162,293	$142,729
Unbilled services, net	$82,925	$57,255	$56,827
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of March 29, 2025, December 28, 2024, and December 30, 2023.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met. Contract liabilities are included in deferred revenue and other liabilities in the condensed consolidated balance sheets. The following table presents the closing balances of CRA's contract liabilities (in thousands):

	March 29, 2025	December 28, 2024	December 30, 2023
Contract liabilities	$4,228	$7,340	$6,037
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Amounts included in contract liabilities at the beginning of the period	$6,290	$4,703
Performance obligations satisfied in previous periods	$2,325	$2,847
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and six years with interest rates currently between 0.59% and 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During the fiscal quarter ended March 29, 2025 and fiscal year 2024 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	March 29, 2025	December 28, 2024
Beginning balance	$55,492	$53,941
Advances	27,431	45,494
Repayments	(600)	(2,761)
Reclassifications from accrued expenses or to other assets (1)	—	(9,989)
Amortization (2)	(6,652)	(31,055)
Effects of foreign currency translation	195	(138)
Ending balance	$75,866	$55,492
Current portion of forgivable loans	$11,527	$6,535
Non-current portion of forgivable loans	$64,339	$48,957
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)During the fiscal quarter ended March 29, 2025, approximately $0.04 million of amortization was accelerated due to involuntary terminations. During the fiscal year ended December 28, 2024, approximately $5.7 million of amortization was accelerated due to involuntary terminations.

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal quarter ended March 29, 2025 are summarized as follows (in thousands):

Goodwill, at December 28, 2024	$165,630
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 28, 2024	93,737
Foreign currency translation adjustment	402
Goodwill, net at March 29, 2025	$94,139
Goodwill, net at March 29, 2025 is comprised of goodwill of $166.0 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal quarter ended March 29, 2025 or during the fiscal year ended December 28, 2024.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal quarter ended March 29, 2025 or during the fiscal year ended December 28, 2024.
The components of acquired identifiable intangible assets are as follows (in thousands):

		March 29, 2025			December 28, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$15,300	$(8,466)	$6,834	$15,300	$(8,084)	$7,216
As a result of an asset acquisition in CRA's intellectual property practice, CRA recognized $1.5 million of intangible assets related to customer relationships during the second quarter of fiscal 2024. Amortization expense related to intangible assets was $0.4 million and $0.3 million for the fiscal quarters ended March 29, 2025 and March 30, 2024, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 29, 2025	December 28, 2024
Compensation and related expenses	$106,520	$167,899
Performance awards	9,196	159
Direct project accruals	2,959	2,236
Other	15,764	11,119
Total accrued expenses	$134,439	$181,413
As of March 29, 2025 and December 28, 2024, approximately $66.7 million and $144.2 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Income Taxes
For the fiscal quarters ended March 29, 2025 and March 30, 2024, CRA’s effective income tax rate (“ETR”) was 27.0% and 28.0%, respectively. The ETR for the first quarter of fiscal 2025 was lower than the first quarter of fiscal 2024 primarily due to the impact of state tax law changes effective for the 2025 tax year and an increase in the tax benefit related to share-based compensation.

7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters ended March 29, 2025 and March 30, 2024.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters ended March 29, 2025 and March 30, 2024.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Numerator:
Net income — basic	$18,002	$13,691
Less: net income attributable to participating shares	47	46
Net income — diluted	$17,955	$13,645
Denominator:
Weighted average shares outstanding — basic	6,775	6,926
Effect of dilutive stock options and restricted stock units	87	85
Weighted average shares outstanding — diluted	6,862	7,011
Net income per share:
Basic	$2.65	$1.97
Diluted	$2.62	$1.95
Anti-dilutive share-based awards are excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding. There were no anti-dilutive share-based awards for the fiscal quarters ended March 29, 2025 and March 30, 2024.
8. Fair Value of Financial Instruments
As of March 29, 2025 and December 28, 2024, CRA did not have any financial instruments measured at fair value on a recurring basis.
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of bioStrategies Group, Inc. during fiscal 2022. CRA had no contingent consideration obligation during the fiscal

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

quarter ended March 29, 2025. The following table summarizes the changes in the contingent consideration liability for the fiscal year ended December 28, 2024 (in thousands):

Fiscal Year Ended
December 28, 2024
Beginning balance	$190
Remeasurement of acquisition-related contingent consideration	(190)
Accretion	—
Ending balance	$—
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of March 29, 2025, CRA was in compliance with the covenants of the Credit Agreement.
There were $85.0 million in borrowings outstanding under the revolving credit facility as of March 29, 2025 and no borrowings outstanding as of December 28, 2024. As of March 29, 2025, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.9 million.
10. Commitments and Contingencies
As described in Note 9, CRA is party to standby letters of credit with its banks in support of minimum future lease payments under certain operating leases for office space.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11.    Segment Reporting
CRA manages its business globally within one operating segment, professional and consulting services, in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). The accounting policies of the professional and consulting services segment are the same as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 20, 2025.
The chief operating decision maker, which is our Chief Executive Officer, assesses performance for the professional and consulting services segment and decides how to allocate resources based on consolidated net income that is also reported in the condensed consolidated statements of operations as net income. The measure of segment assets is reported in the condensed consolidated balance sheets as total assets.
The following table represents consolidated net income reported by segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Revenues	$181,851	$171,789
Employee compensation and fringe benefit costs	112,798	105,149
Forgivable loan amortization	6,652	5,772
Client reimbursable expenses	16,506	17,061
Other segment expense (1)	21,250	24,795
Provision for income taxes	6,643	5,321
Segment net income	18,002	13,691
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$18,002	$13,691

[1] Other segment expenses included in segment net income includes, rent, commissions to non-employee experts, legal and professional services, software subscription and data services, travel and entertainment expenses, training and marketing expenses, other operating expenses, depreciation and amortization, interest expense, net, and foreign currency gains (losses), net.

12. Subsequent Events
On May 1, 2025, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.49 per common share, payable on June 13, 2025 to shareholders of record as of May 27, 2025.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of March 29, 2025 remain unchanged from December 28, 2024. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 20, 2025 for details on these critical accounting policies.
Recent Accounting Standards
Please refer to the section captioned "Recent Accounting Standards" in Note 1 of our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Results of Operations—For the Fiscal Quarter Ended March 29, 2025, Compared to the Fiscal Quarter Ended March 30, 2024
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	March 29, 2025	March 30, 2024
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	66.2	69.2
Selling, general and administrative expenses	17.9	17.8
Depreciation and amortization	1.9	1.6
Income from operations	14.0	11.4
Interest expense, net	(0.2)	(0.3)
Foreign currency gains (losses), net	(0.3)	(0.1)
Income before provision for income taxes	13.6	11.1
Provision for income taxes	3.7	3.1
Net income	9.9%	8.0%

Fiscal Quarter Ended March 29, 2025, Compared to the Fiscal Quarter Ended March 30, 2024
Revenues. Revenues increased by $10.1 million, or 5.9%, to $181.9 million for the first quarter of fiscal 2025 from $171.8 million for the first quarter of fiscal 2024. Utilization increased to 76% for the first quarter of fiscal 2025 from 73% for the first quarter of fiscal 2024, while consultant headcount decreased to 947 at the end of the first quarter of fiscal 2025 from 997 at the end of the first quarter of fiscal 2024.
Overall, revenues outside of the U.S. represented approximately 18% and 17% of net revenues for the first quarters of fiscal 2025 and fiscal 2024, respectively. Revenues derived from fixed-price projects decreased to 17% of net revenues for the first quarter of fiscal 2025 compared to 18% of net revenues for the first quarter of fiscal 2024. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $1.5 million, or 1.3%, to $120.4 million for the first quarter of fiscal 2025 from $118.9 million for the first quarter of fiscal 2024. The increase in costs of services was due to an increase in employee and incentive compensation of $6.8 million, an increase in external consultants indirect project expenses of $0.3 million, partially offset by a decrease in forgivable loan amortization of $5.0 million and a decrease in client reimbursable expenses of $0.6 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 66.2% for the first quarter of fiscal 2025 from 69.2% for the first quarter of fiscal 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.0 million, or 6.6%, to $32.5 million for the first quarter of fiscal 2025 from $30.5 million for the first quarter of fiscal 2024. Within this category of expenses, there was a $0.8 million increase in employee and incentive compensation, a $0.7 million increase in legal and professional service fees, a $0.5 million increase in rent expense, and a $0.3 million increase in travel and entertainment, partially offset by a $0.4 million decrease in training and marketing expense for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024.
As a percentage of revenues, selling, general and administrative expenses increased to 17.9% for the first quarter of fiscal 2025 from 17.8% for the first quarter of fiscal 2024. Commissions to our non-employee experts decreased to 2.0% of revenues for the first quarter of fiscal 2025 compared to 2.1% of revenues for the first quarter of fiscal 2024.
Provision for Income Taxes. The income tax provision was $6.6 million and the effective tax rate ("ETR") was 27.0% for the first quarter of fiscal 2025 compared to $5.3 million and 28.0% for the first quarter of fiscal 2024. The ETR for the first quarter of fiscal 2025 was lower than the first quarter of fiscal 2024 primarily due to the impact of state tax law changes effective for the 2025 tax year and an increase in the tax benefit related to share-based compensation. The ETR for the first quarter of fiscal 2025 and 2024 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation.
Net Income. Net income increased to $18.0 million for the first quarter of fiscal 2025 from $13.7 million for the first quarter of fiscal 2024. The net income per diluted share was $2.62 per share for the first quarter of fiscal 2025, compared to $1.95 of net income per diluted share for the first quarter of fiscal 2024. Weighted average diluted shares outstanding decreased by approximately 149,000 shares to approximately 6,862,000 shares for the first quarter of fiscal 2025 from approximately 7,011,000 shares for the first quarter of fiscal 2024. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since March 30, 2024, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since March 30, 2024.
Liquidity and Capital Resources
Fiscal Quarter Ended March 29, 2025
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of March 29, 2025, we had $25.6 million of cash and cash equivalents and $161.1 million of borrowing capacity under our revolving credit facility.
General. During the fiscal quarter ended March 29, 2025, cash and cash equivalents decreased by $1.1 million. We completed the period with cash and cash equivalents of $25.6 million. The principal drivers of the decrease of cash and cash equivalents were the payment of a significant portion of our fiscal 2024 performance bonuses in the first quarter of fiscal 2025, forgivable loan advances, and the payment of dividends, offset by net borrowings of $85.0 million.
At March 29, 2025, $2.4 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal quarter ended March 29, 2025, net cash used in operating activities was $80.0 million. Net income was $18.0 million for the fiscal quarter ended March 29, 2025. Uses of cash for operating activities included a decrease in accounts payable, accrued expenses, and other liabilities of $81.6 million, primarily due to the payment of a significant portion of our fiscal 2024 performance bonuses, an increase of $25.2 million in unbilled receivables, a $4.7 million decrease in lease liabilities, an increase in forgivable loans for the period of $20.2 million, which was primarily driven by $26.8 million of forgivable loan issuances, net of repayments, offset by $6.6 million of forgivable loan amortization, a $0.3 million decrease in prepaid expenses and other current assets, and other assets, and a decrease of $22.5 million in accounts receivable. Partially offsetting these uses of cash was an increase of $2.8 million in incentive cash awards payable.
Non-cash items included right-of-use amortization of $3.9 million, depreciation and amortization expense of $3.4 million, and share-based compensation expenses of $1.4 million.
During the fiscal quarter ended March 29, 2025, net cash used in investing activities was $1.0 million, which consisted of capital expenditures, primarily related to computer equipment.
During the fiscal quarter ended March 29, 2025, net cash provided by financing activities was $79.0 million, primarily as a result of net borrowings under the revolving credit facility of $85.0 million. Offsetting this increase in cash provided by financing activities were payment of cash dividends and dividend equivalents of $3.5 million, and tax withholding payments reimbursed by restricted shares of $2.5 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in deferred compensation and other non-current liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At March 29, 2025, we expect to incur no asset retirement obligation or redecoration obligation costs over the next twelve months. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.1 million and are expected to be paid between fiscal year 2026 and fiscal year 2035 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
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
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of March 29, 2025, we were in compliance with the covenants of the Credit Agreement.
There was $85.0 million in borrowings outstanding under the revolving credit facility as of March 29, 2025 and no borrowings outstanding as of December 28, 2024. As of March 29, 2025, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.9 million.
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
Share Repurchases
In February 2025, we announced that our Board of Directors authorized an expansion of our existing share repurchase program of an additional $45.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During the fiscal quarter ended March 29, 2025, we did not repurchase any shares under this share repurchase program. During the fiscal quarter ended March 30, 2024, we repurchased and retired 65,882 shares under our share repurchase program at an average price per share of $140.29. We had approximately $58.1 million available for future repurchases under our share repurchase program as of March 29, 2025. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter ended March 29, 2025, we paid dividends and dividend equivalents of $3.5 million. During the fiscal quarter ended March 30, 2024, we paid dividends and dividend equivalents of $3.1 million.
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
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended March 29, 2025. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2024 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2025.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2025. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K. There have been no material changes to these risk factors during the fiscal quarter ended March 29, 2025.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 29, 2025. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2025.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2024 to January 25, 2025	—	$—	—	$58,088,568
January 26, 2025 to February 22, 2025	3,170	$185.87	—	$58,088,568
February 23, 2025 to March 29, 2025	10,292	$181.17	—	$58,088,568
Total	13,462	$183.52	—
_______________________________
(1)During the four weeks ended February 22, 2025, we accepted 3,170 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, as amended, at the average price of $185.87. During the five weeks ended March 29, 2025, we accepted 10,292 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, at the average price per share of $181.17.

(2)On February 20, 2025, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $45.0 million of outstanding shares of our common stock, for a total authorized amount of $58.1 million. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We currently expect to continue to repurchase shares under this program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
The following table describes, for the fiscal quarter ended March 29, 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Nature of Trading Arrangement	Aggregate Number of Securities
Heather E. Tookes, Director	March 14, 2025	July 18, 2028	Sale	944
ITEM 6. Exhibits

Item No.	Filed with this Form 10-Q	Description
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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended March 29, 2025 and March 30, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended March 29, 2025 and March 30, 2024, (iii) Condensed Consolidated Balance Sheets (unaudited) at March 29, 2025 and December 28, 2024, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 29, 2025 and March 30, 2024, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter ended March 29, 2025 and March 30, 2024, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: May 1, 2025	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: May 1, 2025	By:	/s/ CHAD M. HOLMES
Chad M. Holmes
Executive Vice President, Chief Corporate Development Officer and interim Chief Financial Officer and Treasurer