Form 10-Q
period 2025-06-28
CRA INTERNATIONAL, INC.
filed 2025-07-31
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2025
Common Stock, no par value per share	6,584,093 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$186,878	$171,442	$368,729	$343,230
Costs of services (exclusive of depreciation and amortization)	128,542	125,327	248,896	244,206
Selling, general and administrative expenses	35,079	32,016	67,617	62,514
Depreciation and amortization	3,530	2,811	6,941	5,603
Income from operations	19,727	11,288	45,275	30,907
Interest expense, net	(1,796)	(1,483)	(2,225)	(1,948)
Foreign currency gains (losses), net	(815)	(191)	(1,290)	(333)
Income before provision for income taxes	17,116	9,614	41,760	28,626
Provision for income taxes	4,994	3,076	11,636	8,397
Net income	$12,122	$6,538	$30,124	$20,229
Net income per share:
Basic	$1.81	$0.96	$4.47	$2.93
Diluted	$1.79	$0.94	$4.42	$2.90
Weighted average number of shares outstanding:
Basic	6,694	6,834	6,734	6,880
Diluted	6,753	6,911	6,807	6,961
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$12,122	$6,538	$30,124	$20,229
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	3,823	(315)	5,566	(1,420)
Comprehensive income	$15,945	$6,223	$35,690	$18,809
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$19,448	$26,711
Accounts receivable, net of allowances of $6,215 and $5,659, respectively	159,717	162,293
Unbilled services, net of allowances of $1,734 and $1,411, respectively	75,308	57,255
Prepaid expenses and other current assets	20,674	16,569
Forgivable loans	17,961	6,535
Total current assets	293,108	269,363
Property and equipment, net	41,338	45,205
Goodwill, net	94,948	93,737
Intangible assets, net	6,451	7,216
Right-of-use assets	83,353	81,157
Deferred income taxes	17,073	16,648
Forgivable loans, net of current portion	64,353	48,957
Other assets	6,153	9,156
Total assets	$606,777	$571,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,628	$28,155
Accrued expenses	139,751	181,413
Deferred revenue and other liabilities	9,042	14,130
Current portion of lease liabilities	18,718	18,696
Current portion of deferred compensation	5,186	8,915
Revolving line of credit	120,000	—
Total current liabilities	317,325	251,309
Non-current liabilities:
Deferred compensation and other non-current liabilities	5,987	22,329
Non-current portion of lease liabilities	85,166	84,541
Deferred income taxes	1,299	1,187
Total non-current liabilities	92,452	108,057
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,561,563 and 6,768,575 shares issued and outstanding, respectively	—	1,663
Retained earnings	206,485	225,461
Accumulated other comprehensive loss	(9,485)	(15,051)
Total shareholders’ equity	197,000	212,073
Total liabilities and shareholders’ equity	$606,777	$571,439
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES:
Net income	$30,124	$20,229
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,941	5,603
Right-of-use asset amortization	7,748	7,462
Deferred income taxes	(360)	(102)
Share-based compensation expense	2,352	2,396
Bad debt expense (recovery)	563	681
Unrealized foreign currency remeasurement (gains) losses, net	465	(271)
Changes in operating assets and liabilities:
Accounts receivable	5,161	1,341
Unbilled services	(16,532)	(19,817)
Prepaid expenses and other current assets, and other assets	(671)	(3,821)
Forgivable loans	(26,312)	(6,083)
Incentive cash awards payable	6,001	4,796
Accounts payable, accrued expenses, and other liabilities	(80,182)	(64,488)
Lease liabilities	(9,440)	(9,199)
Net cash used in operating activities	(74,142)	(61,273)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,163)	(3,046)
Consideration paid for acquisition	—	(1,500)
Net cash used in investing activities	(2,163)	(4,546)
FINANCING ACTIVITIES:
Borrowings under revolving line of credit	132,000	93,000
Repayments under revolving line of credit	(12,000)	(6,000)
Tax withholding payments reimbursed by shares	(2,809)	(1,977)
Cash dividends paid	(6,858)	(5,976)
Repurchase of common stock	(43,150)	(33,348)
Net cash provided by financing activities	67,183	45,699
Effect of foreign exchange rates on cash and cash equivalents	1,859	(817)
Net decrease in cash and cash equivalents	(7,263)	(20,937)
Cash and cash equivalents at beginning of period	26,711	45,586
Cash and cash equivalents at end of period	$19,448	$24,649

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(585)	$553
Excise tax on share repurchases	$(388)	$(300)
Right-of-use assets obtained in exchange for lease obligations	$7,808	$2,329
Supplemental cash flow information:
Cash paid for taxes	$14,854	$12,681
Cash paid for interest	$1,670	$1,533
Cash paid for amounts included in operating lease liabilities	$11,515	$11,163
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED June 28, 2025 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 28, 2024	6,768,575	$1,663	$225,461	$(15,051)	$212,073
Net income	—	—	18,002	—	18,002
Foreign currency translation adjustment	—	—	—	1,743	1,743
Share-based compensation expense	—	1,390	—	—	1,390
Restricted shares vesting	34,780	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(13,462)	(2,454)	—	—	(2,454)
Shares repurchased	—	—	—	—	—
Accrued excise tax on shares repurchased	—	—	39	—	39
Accrued dividends on unvested shares	—	—	14	—	14
Cash dividends paid ($0.49 per share)	—	—	(3,488)	—	(3,488)
BALANCE AT MARCH 29, 2025	6,789,893	599	$240,028	$(13,308)	$227,319
Net income	—	$—	$12,122	$—	$12,122
Foreign currency translation adjustment	—	—	—	3,823	3,823
Share-based compensation expense	—	962	—	—	962
Restricted shares vesting	4,487	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(2,144)	(355)	—	—	(355)
Shares repurchased	(230,673)	(1,206)	(41,944)	—	(43,150)
Accrued excise tax on shares repurchased	—	—	(428)	—	(428)
Accrued dividends on unvested shares	—	—	77	—	77
Cash dividends paid ($0.49 per share)	—	—	(3,370)	—	(3,370)
BALANCE AT JUNE 28, 2025	6,561,563	—	$206,485	$(9,485)	$197,000
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ASU requires disclosure, in the notes to the financial statements, specified information about certain costs and expenses including employee compensation, depreciation, and intangible asset amortization.
ASU 2024-03, further clarified in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense
Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date is effective for CRA for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. CRA expects the adoption of this ASU will have no impact on its financial position or its results of operations, but will result in additional disclosures.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Consulting services revenues:
Fixed-price	$29,413	$29,292	$59,742	$59,373
Time-and-materials	157,465	142,150	308,987	283,857
Total	$186,878	$171,442	$368,729	$343,230
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Consulting services revenues:
United States	$151,745	$138,601	$301,458	$280,805
United Kingdom	22,463	22,161	45,587	43,315
Other	12,670	10,680	21,684	19,110
Total	$186,878	$171,442	$368,729	$343,230

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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. Under ASC Topic 326, Financial Instruments—Credit Losses, CRA estimates allowances based on historical charge-off rates, adjusted for days sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses on the condensed consolidated statements of operations.
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Bad debt expense (recovery), net	$129	$18	$563	$681
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reimbursable expenses	$19,615	$16,361	$36,121	$33,423
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

	June 28, 2025	December 28, 2024	December 30, 2023
Accounts receivable, net	$159,717	$162,293	$142,729
Unbilled services, net	$75,308	$57,255	$56,827
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of June 28, 2025, December 28, 2024, and December 30, 2023.
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

	June 28, 2025	December 28, 2024	December 30, 2023
Contract liabilities	$2,966	$7,340	$6,037

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amounts included in contract liabilities at the beginning of the period	$2,567	$2,296	$6,983	$5,612
Performance obligations satisfied in previous periods	$3,686	$3,394	$2,702	$3,515
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and eight years with interest rates currently between 0.43% and 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During the fiscal year-to-date period ended June 28, 2025 and fiscal year 2024 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	June 28, 2025	December 28, 2024
Beginning balance	$55,492	$53,941
Advances	40,938	45,494
Repayments	(600)	(2,761)
Reclassifications from accrued expenses or to other assets (1)	—	(9,989)
Amortization (2)	(14,080)	(31,055)
Effects of foreign currency translation	564	(138)
Ending balance	$82,314	$55,492
Current portion of forgivable loans	$17,961	$6,535
Non-current portion of forgivable loans	$64,353	$48,957
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
(2)During the fiscal year-to-date period ended June 28, 2025 and fiscal year ended December 28, 2024, approximately $0.04 million and $5.7 million, respectively, of amortization was accelerated due to involuntary terminations.

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended June 28, 2025 are summarized as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Goodwill, at December 28, 2024	$165,630
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 28, 2024	93,737
Foreign currency translation adjustment	1,211
Goodwill, net at June 28, 2025	$94,948
Goodwill, net at June 28, 2025 is comprised of goodwill of $166.8 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal year-to-date period ended June 28, 2025 or during the fiscal year ended December 28, 2024.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal-year-to-date period ended June 28, 2025 or during the fiscal year ended December 28, 2024.
The components of acquired identifiable intangible assets are as follows (in thousands):

		June 28, 2025			December 28, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$15,300	$(8,849)	$6,451	$15,300	$(8,084)	$7,216
As a result of an asset acquisition in CRA's intellectual property practice, CRA recognized $1.5 million of intangible assets related to customer relationships during the second quarter of fiscal 2024. Amortization expense related to intangible assets was $0.4 million and $0.8 million for the fiscal quarter and fiscal year-to-date period ended June 28, 2025, respectively. Amortization expense related to intangible assets was $0.4 million and $0.7 million for the fiscal quarter and fiscal year-to-date period ended June 29, 2024, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 28, 2025	December 28, 2024
Compensation and related expenses	$110,398	$167,899
Performance awards	16,880	159
Direct project accruals	2,918	2,236
Other	9,555	11,119
Total accrued expenses	$139,751	$181,413
As of June 28, 2025 and December 28, 2024, approximately $82.6 million and $144.2 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended June 28, 2025 and June 29, 2024, CRA’s effective income tax rate (“ETR”) was 29.2% and 32.0%, respectively. The ETR for the second quarter of fiscal 2025 was lower than the second quarter of fiscal 2024 primarily due to the impact of state tax law changes effective for the 2025 tax year as well as an ETR true-up adjustment during the second quarter of fiscal 2024 that was substantially less in the current period. The impact of these items were partially offset by a tax reserve recognized in the estimated annual effective tax rate of fiscal 2025.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the fiscal year-to-date periods ended June 28, 2025 and June 29, 2024, CRA's ETR was 27.9% and 29.3%, respectively. The ETR for the current fiscal year-to-date period was lower than the prior year-to-date period primarily due to the impact of state tax law changes effective for the 2025 tax year and an increased benefit related to share-based compensation and the foreign-derived intangible income (“FDII”) deduction. The impact of these items were partially offset by a tax reserve recognized in the estimated annual effective tax rate of fiscal 2025.

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The Company is currently evaluating the impact of U.S. tax law changes introduced by OBBBA on our consolidated financial statements but does not currently expect a material impact on CRA.
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended June 28, 2025 and June 29, 2024.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended June 28, 2025 and June 29, 2024.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income — basic	$12,122	$6,538	$30,124	$20,229
Less: net income attributable to participating shares	23	22	61	68
Net income — diluted	$12,099	$6,516	$30,063	$20,161
Denominator:
Weighted average shares outstanding — basic	6,694	6,834	$6,734	$6,880
Effect of dilutive stock options and restricted stock units	59	77	73	81
Weighted average shares outstanding — diluted	6,753	6,911	6,807	6,961
Net income per share:
Basic	$1.81	$0.96	$4.47	$2.93
Diluted	$1.79	$0.94	$4.42	$2.90
For the fiscal quarter and fiscal year-to-date period ended June 28, 2025, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 5,229 and 1,283 shares, respectively. There were no anti-dilutive share-based awards for the fiscal quarter and fiscal year-to-date period ended June 29, 2024.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Fair Value of Financial Instruments
As of June 28, 2025 and December 28, 2024, CRA did not have any financial instruments measured at fair value on a recurring basis.
CRA had no contingent consideration obligations during the fiscal quarter and fiscal year-to-date period ended June 28, 2025.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of June 28, 2025, CRA was in compliance with the covenants of the Credit Agreement.
There were $120.0 million in borrowings outstanding under the revolving credit facility as of June 28, 2025 and no borrowings outstanding as of December 28, 2024. As of June 28, 2025, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.5 million.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11.    Segment Reporting
CRA manages its business globally within one operating segment, professional and consulting services, in accordance with ASC Topic 280, Segment Reporting. The accounting policies of the professional and consulting services segment are the same as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 20, 2025.
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
The following table represents consolidated net income reported by segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$186,878	$171,442	$368,729	$343,230
Employee compensation and fringe benefit costs	110,860	106,270	223,657	211,417
Forgivable loan amortization	7,428	11,985	14,080	17,757
Client reimbursable expenses	19,615	16,361	36,121	33,423
Other segment expense (1)	31,859	27,212	53,111	52,007
Provision for income taxes	4,994	3,076	11,636	8,397
Segment net income	12,122	6,538	30,124	20,229
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$12,122	$6,538	$30,124	$20,229

[1] Other segment expenses included in segment net income includes, rent, commissions to non-employee experts, legal and professional services, software subscription and data services, travel and entertainment expenses, training and marketing expenses, other operating expenses, depreciation and amortization, interest expense, net, and foreign currency gains (losses), net.

12. Subsequent Events
On July 31, 2025, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.49 per common share, payable on September 12, 2025 to shareholders of record as of August 26, 2025.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of June 28, 2025 remain unchanged from December 28, 2024. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 20, 2025 for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 28, 2025, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 29, 2024
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	68.8	73.1	67.5	71.1
Selling, general and administrative expenses	18.8	18.7	18.3	18.2
Depreciation and amortization	1.9	1.6	1.9	1.6
Income from operations	10.6	6.6	12.3	9.0
Interest expense, net	(1.0)	(0.9)	(0.6)	(0.6)
Foreign currency gains (losses), net	(0.4)	(0.1)	(0.3)	(0.1)
Income before provision for income taxes	9.2	5.6	11.3	8.3
Provision for income taxes	2.7	1.8	3.2	2.4
Net income	6.5%	3.8%	8.2%	5.9%

Fiscal Quarter Ended June 28, 2025, Compared to the Fiscal Quarter Ended June 29, 2024
Revenues. Revenues increased by $15.5 million, or 9.0%, to $186.9 million for the second quarter of fiscal 2025 from $171.4 million for the second quarter of fiscal 2024. Utilization increased to 76% for the second quarter of fiscal 2025 from 74% for the second quarter of fiscal 2024, while consultant headcount decreased to 937 at the end of the second quarter of fiscal 2025 from 968 at the end of the second quarter of fiscal 2024.
Overall, revenues outside of the U.S. represented approximately 19% of net revenues for each of the second quarters of fiscal 2025 and fiscal 2024. Revenues derived from fixed-price projects decreased to 16% of net revenues for the second quarter of fiscal 2025 compared to 17% of net revenues for the second quarter of fiscal 2024. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $3.2 million, or 2.6%, to $128.5 million for the second quarter of fiscal 2025 from $125.3 million for the second quarter of fiscal 2024. The increase in costs of services was due to an increase in employee and incentive compensation of $3.7 million, an increase in client reimbursable expenses of $3.3 million, and an increase in external consultants indirect project expenses of $0.4 million, partially offset by a decrease in forgivable loan amortization of $4.2 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 68.8% for the second quarter of fiscal 2025 from 73.1% for the second quarter of fiscal 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.1 million, or 9.7%, to $35.1 million for the second quarter of fiscal 2025 from $32.0 million for the second quarter of fiscal 2024. Within this category of expenses, there was a $0.9 million increase in legal and professional service fees, a $0.8 million increase in commissions to non-employee experts, a $0.6 million increase in rent expense, a $0.4 million increase in travel and entertainment, and a $0.6 million increase in miscellaneous and other fees, partially offset by a $0.2 million decrease in employee and incentive compensation for the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024.
As a percentage of revenues, selling, general and administrative expenses increased to 18.8% for the second quarter of fiscal 2025 from 18.7% for the second quarter of fiscal 2024. Commissions to our non-employee experts increased to 2.4% of revenues for the second quarter of fiscal 2025 compared to 2.2% of revenues for the second quarter of fiscal 2024.
Provision for Income Taxes. The income tax provision was $5.0 million and the effective tax rate ("ETR") was 29.2% for the second quarter of fiscal 2025 compared to $3.1 million and 32.0% for the second quarter of fiscal 2024. The ETR for the second quarter of fiscal 2025 was lower than the second quarter of fiscal 2024 primarily due to the impact of state tax law changes effective for the 2025 tax year as well as a less significant ETR true-up adjustment in the current period compared to the second quarter of fiscal 2024 The impact of these items were partially offset by a tax reserve recognized in the estimated annual effective tax rate of fiscal 2025. The ETR for the first quarter of fiscal 2025 and 2024 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation and the FDII deduction.
Net Income. Net income increased to $12.1 million for the second quarter of fiscal 2025 from $6.5 million for the second quarter of fiscal 2024. The net income per diluted share was $1.79 per share for the second quarter of fiscal 2025, compared to $0.94 of net income per diluted share for the second quarter of fiscal 2024. Weighted average diluted shares outstanding decreased by approximately 158,000 shares to approximately 6,753,000 shares for the second quarter of fiscal 2025 from approximately 6,911,000 shares for the second quarter of fiscal 2024. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since June 29, 2024, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since June 29, 2024.
Fiscal Year-to-Date Period Ended June 28, 2025, Compared to the Fiscal Year-to-Date Period Ended June 29, 2024
Revenues. Revenues increased by $25.5 million, or 7.4%, to $368.7 million for the fiscal year-to-date period ended June 28, 2025 from $343.2 million for the fiscal year-to-date period ended June 29, 2024. Utilization increased to 76% for the fiscal year-to-date period ended June 28, 2025 from 74% for the fiscal year-to-date period ended June 29, 2024, while consultant headcount decreased from 968 at the end of the second quarter of fiscal 2024 to 937 at the end of the second quarter of fiscal 2025.
Overall, revenues outside of the U.S. represented approximately 18% of net revenues for the fiscal year-to-date periods ended June 28, 2025 and June 29, 2024. Revenues derived from fixed-price projects decreased to 16% of net revenues for the fiscal year-to-date periods ended June 28, 2025 compared to 17% of net revenues for the second quarter of fiscal 2024. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $4.7 million, or 1.9%, to $248.9 million for the fiscal year-to-date period ended June 28, 2025 from $244.2 million for the fiscal year-to-date period ended June 29, 2024. The increase in costs of services was due to an increase of $10.5 million in employee compensation and fringe benefit costs, an increase of $2.7 million in client reimbursable expenses, and an increase of $0.7 million in external consultants indirect project expenses, partially offset by a decrease in forgivable loan amortization of $9.2 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 67.5% for the fiscal year-to-date period ended June 28, 2025 from 71.1% for the fiscal year-to-date period ended June 29, 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.1 million, or 8.2%, to $67.6 million for the fiscal year-to-date period ended June 28, 2025 from $62.5 million for the fiscal year-to-date period ended June 29, 2024. Within this category of expenses, there was a $1.8 million increase in legal and professional service fees, $0.9 million increase in rent expense, a $0.8 million increase in commissions to our non-employee experts, $0.6 million increase in employee compensation and fringe benefit costs, a $0.6 million increase in travel and entertainment expense, and a $0.4 million increase in miscellaneous and other fees for the fiscal year-to-date period ended June 28, 2025 as compared to the fiscal year-to-date period ended June 29, 2024.
As a percentage of revenues, selling, general and administrative expenses increased to 18.3% for the fiscal year-to-date period ended June 28, 2025 from 18.2% for the fiscal year-to-date period ended June 29, 2024. Commissions to our non-employee experts increased to 2.3% of revenues for the fiscal year-to-date period ended June 28, 2025 compared to 2.2% of revenues for the fiscal year-to-date period ended June 29, 2024.

Provision for Income Taxes. The income tax provision was $11.6 million and the ETR was 27.9% for the fiscal year-to-date period ended June 28, 2025, compared to $8.4 million and 29.3% for the fiscal year-to-date period ended June 29, 2024. The ETR for the fiscal year-to-date period ended June 28, 2025 was lower than the fiscal year-to-date period ended June 29, 2024 primarily due to the impact of state tax law changes effective for the 2025 tax year and an increased benefit related to share-based compensation and the FDII deduction. The impact of these items were partially offset by a tax reserve recognized in the estimated annual effective tax rate of fiscal 2025. The ETR for the fiscal year-to-date periods ended June 28, 2025 and June 29, 2024 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation and the FDII deduction.

Net Income. Net income increased by $9.9 million to $30.1 million for the fiscal year-to-date period ended June 28, 2025 from $20.2 million for the fiscal year-to-date period ended June 29, 2024. The diluted net income per share was $4.42 for the fiscal year-to-date period ended June 28, 2025, compared to diluted net income per share of $2.90 for the fiscal year-to-date period ended June 29, 2024. Weighted average diluted shares outstanding decreased by approximately 154,000 to approximately 6,807,000 shares for the fiscal year-to-date period ended June 28, 2025 from approximately 6,961,000 shares for the fiscal year-to-date period ended June 29, 2024. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since June 29, 2024, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since June 29, 2024.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended June 28, 2025
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of June 28, 2025, we had $19.4 million of cash and cash equivalents and $126.5 million of borrowing capacity under our revolving credit facility.
General. During the fiscal year-to-date period ended June 28, 2025, cash and cash equivalents decreased by $7.3 million. We completed the period with cash and cash equivalents of $19.4 million. The principal drivers of the decrease of cash and cash equivalents were the payment of a significant portion of our fiscal 2024 performance bonuses in the first quarter of fiscal 2025, forgivable loan advances, repurchase of shares, and the payment of dividends, offset by net borrowings of $120.0 million.

At June 28, 2025, $5.2 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended June 28, 2025, net cash used in operating activities was $74.1 million. Net income was $30.1 million for the fiscal year-to-date period ended June 28, 2025. Uses of cash for operating activities included a decrease in accounts payable, accrued expenses, and other liabilities of $80.2 million, primarily due to the payment of a significant portion of our fiscal 2024 performance bonuses, an increase in forgivable loans for the period of $26.3 million which was primarily driven by $40.3 million of forgivable loan issuances, net of repayments, offset by $14.0 million of forgivable loan amortization, an increase of $16.5 million in unbilled receivables, a $9.4 million decrease in lease liabilities, and a $0.7 million increase in prepaid expenses and other current assets, and other assets. Partially offsetting these uses of cash was an increase of $6.0 million in incentive cash awards payable and a decrease of $5.2 million in accounts receivable.
Non-cash items included right-of-use amortization of $7.7 million, depreciation and amortization expense of $6.9 million, and share-based compensation expenses of $2.4 million.
During the fiscal year-to-date period ended June 28, 2025, net cash used in investing activities was $2.2 million, which consisted of capital expenditures, primarily related to computer equipment.
During the fiscal year-to-date period ended June 28, 2025, net cash provided by financing activities was $67.2 million, primarily as a result of net borrowings under the revolving credit facility of $120.0 million. Offsetting this increase in cash provided by financing activities were repurchases of common stock of $43.2 million, payment of cash dividends and dividend equivalents of $6.8 million, and tax withholding payments reimbursed by restricted shares on vesting of $2.8 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in deferred compensation and other non-current liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At June 28, 2025, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.2 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.1 million and are expected to be paid between fiscal year 2026 and fiscal year 2035 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
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
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of June 28, 2025, we were in compliance with the covenants of the Credit Agreement.
There was $120.0 million in borrowings outstanding under the revolving credit facility as of June 28, 2025 and no borrowings outstanding as of December 28, 2024. As of June 28, 2025, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.5 million.
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
Our long-term incentive program, or "LTIP," is used as a framework for equity grants made under our 2006 Equity Plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units.
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
Share Repurchases
In February 2025, we announced that our Board of Directors authorized an expansion of our existing share repurchase program of an additional $45.0 million of our common stock to the $13.1 million then remaining under the program. The program has no expiration date. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During the fiscal quarter and the fiscal year-to-date period ended June 28, 2025, we repurchased and retired 230,673 shares under our share repurchase program at an average price per share of $187.06. During the fiscal quarter and fiscal year-to-date period ended June 29, 2024, we repurchased and retired 140,497 and 206,379 shares, respectively, under our share repurchase program at an average price per share of $171.58 and $161.59, respectively. We had approximately $14.9 million available for future repurchases under our share repurchase program as of June 28, 2025. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended June 28, 2025, we paid dividends and dividend equivalents of $3.4 million and $6.9 million, respectively. During the fiscal quarter and fiscal year-to-date period ended June 29, 2024, we paid dividends and dividend equivalents of $2.9 million and $6.0 million, respectively.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended June 28, 2025. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2024 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2025.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2025. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our fiscal 2024 Form 10-K. There have been no material changes to these risk factors during the fiscal quarter ended June 28, 2025.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 28, 2025. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2025.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 30, 2025 to April 26, 2025	1,195	(2)	$167.90	—	$58,088,568
April 27, 2025 to May 24, 2025	130,567	(3)	$185.56	129,618	$34,014,786
May 25, 2025 to June 28, 2025	101,055		$188.77	101,055	$14,938,272
Total	232,817		$180.74	230,673
_______________________________
(1)On February 20, 2025, we announced that our Board of Directors authorized an expansion of our existing share repurchase program of an additional $45.0 million of our common stock to the $13.1 million then remaining under the program. The program has no expiration date. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
(2)Consists of shares of common stock we accepted as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period pursuant to the terms of our 2006 Equity Plan.
(3)Includes 949 shares of our common stock we accepted as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period pursuant to the terms of our 2006 Equity Plan.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
The following table describes, for the fiscal quarter ended June 28, 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Date of Termination	Aggregate Number of Securities Sold	Aggregate Number of Securities Unsold
Daniel K. Mahoney, Chief Financial Officer, Executive Vice President and Treasurer	August 8, 2024	September 9, 2025	April 11, 2025	1,000	2,000

ITEM 6. Exhibits

Item No.	Filed with this Form 10-Q	Description
3.1
Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6, 2005 (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K filed on February 27, 2020).

3.2		Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).
10.1	X	Addendum No. 7 to Lease dated April 24, 2025 by and between CRA International, Inc. and 1201 F Street, L.P.
31.1	X	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	X	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	X	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	X	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	X
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended June 28, 2025 and June 29, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended June 28, 2025 and June 29, 2024, (iii) Condensed Consolidated Balance Sheets (unaudited) at June 28, 2025 and December 28, 2024, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended June 28, 2025 and June 29, 2024, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter ended June 28, 2025 and June 29, 2024, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: July 31, 2025	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: July 31, 2025	By:	/s/ CHAD M. HOLMES
Chad M. Holmes
Executive Vice President, Chief Corporate Development Officer and interim Chief Financial Officer and Treasurer