Form 10-Q
period 2025-09-27
CRA INTERNATIONAL, INC.
filed 2025-10-30
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2025
Common Stock, no par value per share	6,562,262 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 27, 2025 and September 28, 2024	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 27, 2025 and September 28, 2024	4
	Condensed Consolidated Balance Sheets (unaudited)—September 27, 2025 and December 28, 2024	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 27, 2025 and September 28, 2024	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended September 27, 2025 and September 28, 2024	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Mine Safety Disclosures	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	26
Signatures		27

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$185,891	$167,748	$554,620	$510,979
Costs of services (exclusive of depreciation and amortization)	131,468	115,188	380,364	359,394
Selling, general and administrative expenses	33,725	31,269	101,342	93,784
Depreciation and amortization	3,487	2,900	10,428	8,503
Income from operations	17,211	18,391	62,486	49,298
Interest expense, net	(1,750)	(1,457)	(3,975)	(3,405)
Foreign currency gains (losses), net	763	(904)	(527)	(1,236)
Income before provision for income taxes	16,224	16,030	57,984	44,657
Provision for income taxes	4,751	4,593	16,387	12,991
Net income	$11,473	$11,437	$41,597	$31,666
Net income per share:
Basic	$1.74	$1.68	$6.22	$4.62
Diluted	$1.73	$1.67	$6.16	$4.57
Weighted average number of shares outstanding:
Basic	6,556	6,760	6,675	6,840
Diluted	6,621	6,843	6,745	6,922

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$11,473	$11,437	$41,597	$31,666
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(1,061)	2,895	4,505	1,475
Comprehensive income	$10,412	$14,332	$46,102	$33,141

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$22,496	$26,711
Accounts receivable, net of allowances of $6,616 and $5,659, respectively	151,851	162,293
Unbilled services, net of allowances of $1,557 and $1,411, respectively	91,235	57,255
Prepaid expenses and other current assets	19,119	16,569
Forgivable loans	20,881	6,535
Total current assets	305,582	269,363
Property and equipment, net	39,450	45,205
Goodwill, net	94,634	93,737
Intangible assets, net	6,069	7,216
Right-of-use assets	79,724	81,157
Deferred income taxes	17,520	16,648
Forgivable loans, net of current portion	80,465	48,957
Other assets	5,597	9,156
Total assets	$629,041	$571,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,390	$28,155
Accrued expenses	182,675	181,413
Deferred revenue and other liabilities	8,031	14,130
Current portion of lease liabilities	18,665	18,696
Current portion of deferred compensation	7,842	8,915
Revolving line of credit	95,000	—
Total current liabilities	338,603	251,309
Non-current liabilities:
Deferred compensation and other non-current liabilities	6,849	22,329
Non-current portion of lease liabilities	80,668	84,541
Deferred income taxes	1,266	1,187
Total non-current liabilities	88,783	108,057
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,547,188 and 6,768,575 shares issued and outstanding, respectively	541	1,663
Retained earnings	211,660	225,461
Accumulated other comprehensive loss	(10,546)	(15,051)
Total shareholders’ equity	201,655	212,073
Total liabilities and shareholders’ equity	$629,041	$571,439

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES:
Net income	$41,597	$31,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,428	8,503
Right-of-use asset amortization	11,643	11,309
Deferred income taxes	(760)	418
Share-based compensation expense	3,931	3,760
Bad debt expense (recovery)	718	587
Unrealized foreign currency remeasurement (gains) losses, net	332	(152)
Changes in operating assets and liabilities:
Accounts receivable	12,610	(9,018)
Unbilled services	(32,841)	(23,303)
Prepaid expenses and other current assets, and other assets	1,632	(10,342)
Forgivable loans	(45,962)	(13,958)
Incentive cash awards payable	8,872	7,262
Accounts payable, accrued expenses, and other liabilities	(35,566)	(24,174)
Lease liabilities	(14,229)	(12,247)
Net cash used in operating activities	(37,595)	(29,689)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,813)	(6,032)
Consideration paid for acquisition	—	(1,500)
Net cash used in investing activities	(2,813)	(7,532)
FINANCING ACTIVITIES:
Borrowings under revolving line of credit	132,000	95,000
Repayments under revolving line of credit	(37,000)	(35,000)
Tax withholding payments reimbursed by shares	(2,862)	(2,030)
Cash dividends paid	(10,098)	(8,850)
Repurchase of common stock	(47,149)	(33,348)
Net cash provided by financing activities	34,891	15,772
Effect of foreign exchange rates on cash and cash equivalents	1,302	344
Net decrease in cash and cash equivalents	(4,215)	(21,105)
Cash and cash equivalents at beginning of period	26,711	45,586
Cash and cash equivalents at end of period	$22,496	$24,481

Noncash investing and financing activities:
Increase in accounts payable and accrued expenses for property and equipment	$84	$1,228
Asset retirement obligations	$—	$191
Excise tax on share repurchases	$(416)	$(284)
Right-of-use assets obtained in exchange for lease obligations	$8,460	$10,627
Supplemental cash flow information:
Cash paid for taxes	$20,364	$17,085
Cash paid for interest	$3,585	$3,086
Cash paid for amounts included in operating lease liabilities	$17,395	$15,008

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 28, 2024	6,768,575	$1,663	$225,461	$(15,051)	$212,073
Net income	—	—	18,002	—	18,002
Foreign currency translation adjustment	—	—	—	1,743	1,743
Share-based compensation expense	—	1,390	—	—	1,390
Restricted shares vesting	34,780	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(13,462)	(2,454)	—	—	(2,454)
Accrued excise tax on shares repurchased	—	—	39	—	39
Accrued dividends on unvested shares	—	—	14	—	14
Cash dividends paid ($0.49 per share)	—	—	(3,488)	—	(3,488)
BALANCE AT MARCH 29, 2025	6,789,893	$599	$240,028	$(13,308)	$227,319
Net income	—	—	12,122	—	12,122
Foreign currency translation adjustment	—	—	—	3,823	3,823
Share-based compensation expense	—	962	—	—	962
Restricted shares vesting	4,487	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(2,144)	(355)	—	—	(355)
Shares repurchased	(230,673)	(1,206)	(41,944)	—	(43,150)
Accrued excise tax on shares repurchased	—	—	(428)	—	(428)
Accrued dividends on unvested shares	—	—	77	—	77
Cash dividends paid ($0.49 per share)	—	—	(3,370)	—	(3,370)
BALANCE AT JUNE 28, 2025	6,561,563	$—	$206,485	$(9,485)	$197,000
Net income	—	—	11,473	—	11,473
Foreign currency translation adjustment	—	—	—	(1,061)	(1,061)
Share-based compensation expense	—	1,579	—	—	1,579
Restricted shares vesting	7,456	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(299)	(53)	—	—	(53)
Shares repurchased	(21,532)	(985)	(3,014)	—	(3,999)
Accrued excise tax on shares repurchased	—	—	(27)	—	(27)
Accrued dividends on unvested shares	—	—	(17)	—	(17)
Cash dividends paid ($0.49 per share)	—	—	(3,240)	—	(3,240)
BALANCE AT SEPTEMBER 27, 2025	6,547,188	$541	$211,660	$(10,546)	$201,655

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 30, 2023	6,934,265	$—	$224,283	$(12,182)	$212,101
Net income	—	—	13,691	—	13,691
Foreign currency translation adjustment	—	—	—	(1,105)	(1,105)
Share-based compensation expense	—	1,039	—	—	1,039
Restricted shares vesting	33,441	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(12,526)	(1,631)	—	—	(1,631)
Shares repurchased	(65,882)	592	(9,834)	—	(9,242)
Accrued excise tax on shares repurchased	—	—	(65)	—	(65)
Accrued dividends on unvested shares	—	—	77	—	77
Cash dividends paid ($0.42 per share)	—	—	(3,075)	—	(3,075)
BALANCE AT MARCH 30, 2024	6,889,298	$—	$225,077	$(13,287)	$211,790
Net income	—	—	6,538	—	6,538
Foreign currency translation adjustment	—	—	—	(315)	(315)
Share-based compensation expense	—	1,357	—	—	1,357
Restricted shares vesting	6,143	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(2,340)	(346)	—	—	(346)
Shares repurchased	(140,497)	(1,011)	(23,095)	—	(24,106)
Accrued excise tax on shares repurchased	—	—	(235)	—	(235)
Accrued dividends on unvested shares	—	—	(33)	—	(33)
Cash dividends paid ($0.42 per share)	—	—	(2,901)	—	(2,901)
BALANCE AT JUNE 29, 2024	6,752,604	$—	$205,351	$(13,602)	$191,749
Net income	—	—	11,437	—	11,437
Foreign currency translation adjustment	—	—	—	2,895	2,895
Share-based compensation expense	—	1,364	—	—	1,364
Restricted shares vesting	9,272	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(294)	(53)	—	—	(53)
Accrued excise tax on shares repurchased	—	—	16	—	16
Accrued dividends on unvested shares	—	—	(21)	—	(21)
Cash dividends paid ($0.42 per share)	—	—	(2,874)	—	(2,874)
BALANCE AT SEPTEMBER 28, 2024	6,761,582	$1,311	$213,909	$(10,707)	$204,513

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies
Description of Business
CRA International, Inc. and its wholly-owned subsidiaries (collectively, "CRA, "the "Company," “we,” “our” or “us”) is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment. CRA operates its business under its registered trade name, Charles River Associates.
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
Recent Accounting Standards Not Yet Adopted
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The ASU expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal, state and local) and foreign jurisdictions. ASU 2023-09 also requires income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
ASU 2023-09 is effective for CRA for annual periods beginning after December 15, 2024. CRA plans to adopt the amendment during the annual reporting for fiscal year 2025. CRA has assessed the impact of the amendment and has modeled out the changes to its income tax disclosures. As the amendment relates solely to disclosures, the adoption is not expected to have an impact on CRA's financial position or its results of operations.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Consulting services revenues:
Fixed-price	$31,590	$30,670	$91,332	$90,043
Time-and-materials	154,301	137,078	463,288	420,936
Total	$185,891	$167,748	$554,620	$510,979
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Consulting services revenues:
United States	$146,116	$136,223	$447,575	$417,029
United Kingdom	28,345	20,821	73,932	64,136
Other	11,430	10,704	33,113	29,814
Total	$185,891	$167,748	$554,620	$510,979

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
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Bad debt expense (recovery), net	$155	$(94)	$718	$587
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reimbursable expenses	$17,802	$16,107	$53,923	$49,530
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

	September 27, 2025	December 28, 2024	December 30, 2023
Accounts receivable, net	$151,851	$162,293	$142,729
Unbilled services, net	$91,235	$57,255	$56,827
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of September 27, 2025, December 28, 2024, and December 30, 2023.
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

	September 27, 2025	December 28, 2024	December 30, 2023
Contract liabilities	$2,371	$7,340	$6,037

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Amounts included in contract liabilities at the beginning of the period	$1,673	$1,656	$7,084	$5,686
Performance obligations satisfied in previous periods	$4,480	$2,650	$3,025	$3,557
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and eight years with interest rates currently between 0.43% and 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During the fiscal year-to-date period ended September 27, 2025 and fiscal year 2024 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	September 27, 2025	December 28, 2024
Beginning balance	$55,492	$53,941
Advances	70,338	45,494
Repayments	(1,933)	(2,761)
Reclassifications from accrued expenses or to other assets (1)	(333)	(9,989)
Amortization (2)	(22,605)	(31,055)
Effects of foreign currency translation	387	(138)
Ending balance	$101,346	$55,492
Current portion of forgivable loans	$20,881	$6,535
Non-current portion of forgivable loans	$80,465	$48,957
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
(2)During the fiscal year-to-date period ended September 27, 2025 and fiscal year ended December 28, 2024, approximately $1.1 million and $5.7 million, respectively, of amortization was accelerated due to terminations.

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended September 27, 2025 are summarized as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Goodwill, at December 28, 2024	$165,630
Accumulated goodwill impairment	(71,893)
Goodwill, net at December 28, 2024	93,737
Foreign currency translation adjustment	897
Goodwill, net at September 27, 2025	$94,634
Goodwill, net at September 27, 2025 is comprised of goodwill of $166.5 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal year-to-date period ended September 27, 2025 or during the fiscal year ended December 28, 2024.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal-year-to-date period ended September 27, 2025 or during the fiscal year ended December 28, 2024.
The components of acquired identifiable intangible assets are as follows (in thousands):

		September 27, 2025			December 28, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$15,300	$(9,231)	$6,069	$15,300	$(8,084)	$7,216
As a result of an asset acquisition in CRA's intellectual property practice, CRA recognized $1.5 million of intangible assets related to customer relationships during the second quarter of fiscal 2024. Amortization expense related to intangible assets was $0.4 million and $1.1 million for the fiscal quarter and fiscal year-to-date period ended September 27, 2025, respectively. Amortization expense related to intangible assets was $0.4 million and $1.1 million for the fiscal quarter and fiscal year-to-date period ended September 28, 2024, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 27, 2025	December 28, 2024
Compensation and related expenses	$152,188	$167,899
Performance awards	19,040	159
Direct project accruals	3,297	2,236
Other	8,150	11,119
Total accrued expenses	$182,675	$181,413
As of September 27, 2025 and December 28, 2024, approximately $120.4 million and $144.2 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended September 27, 2025 and September 28, 2024, CRA’s effective income tax rate (“ETR”) was 29.3% and 28.7%, respectively. The ETR for the third quarter of fiscal 2025 was higher than the third quarter of fiscal 2024 primarily due to a decreased benefit related to share-based compensation, a remeasurement of deferred tax assets related to changes in current-year state apportionment, and an increase to a prior year tax reserve. The increase was partially offset by the impact of state tax law changes effective for fiscal 2025.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the fiscal year-to-date periods ended September 27, 2025 and September 28, 2024, CRA's ETR was 28.3% and 29.1%, respectively. The ETR for the current fiscal year-to-date period was lower than the prior year-to-date period primarily due to the impact of state tax law changes effective for fiscal 2025, partially offset by the remeasurement of deferred tax assets related to changes in current-year state apportionment.

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. CRA has evaluated the impact of the U.S. tax law changes introduced by the OBBBA on our current year’s consolidated financial statements and have found it to not be material.
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended September 27, 2025 and September 28, 2024.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended September 27, 2025 and September 28, 2024.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income — basic	$11,473	$11,437	$41,597	$31,666
Less: net income attributable to participating shares	20	25	80	94
Net income — diluted	$11,453	$11,412	$41,517	$31,572
Denominator:
Weighted average shares outstanding — basic	6,556	6,760	6,675	$6,840
Effect of dilutive stock options and restricted stock units	65	83	70	82
Weighted average shares outstanding — diluted	6,621	6,843	6,745	6,922
Net income per share:
Basic	$1.74	$1.68	$6.22	$4.62
Diluted	$1.73	$1.67	$6.16	$4.57
There were no anti-dilutive share-based awards for the fiscal quarter period ended September 27, 2025. For the fiscal year-to-date period ended September 27, 2025, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,283 shares. For the fiscal quarter and fiscal year-to-date period ended September 28, 2024, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average outstanding shares amounted to 4,900 and 1,225 shares, respectively.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Fair Value of Financial Instruments
As of September 27, 2025 and December 28, 2024, CRA did not have any financial instruments measured at fair value on a recurring basis.
CRA had no contingent consideration obligations during the fiscal quarter and fiscal year-to-date period ended September 27, 2025.
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of September 27, 2025, CRA was in compliance with the covenants of the Credit Agreement.

There were $95.0 million in borrowings outstanding under the revolving credit facility as of September 27, 2025 and no borrowings outstanding as of December 28, 2024. As of September 27, 2025, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.9 million. CRA has chosen to classify the revolver as a current liability in its condensed consolidated balance sheet, as CRA has the intent to repay the amount within 12 months after the balance sheet date.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The following table represents consolidated net income reported by segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$185,891	$167,748	$554,620	$510,979
Employee compensation and fringe benefit costs	115,390	101,991	339,047	313,408
Forgivable loan amortization	8,525	6,384	22,605	24,141
Client reimbursable expenses	17,802	16,107	53,923	49,530
Other segment expense (1)	27,950	27,236	81,061	79,243
Provision for income taxes	4,751	4,593	16,387	12,991
Segment net income	11,473	11,437	41,597	31,666
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$11,473	$11,437	$41,597	$31,666

[1] Other segment expenses included in segment net income includes, rent, commissions to non-employee experts, legal and professional services, software subscription and data services, travel and entertainment expenses, training and marketing expenses, other operating expenses, depreciation and amortization, interest expense, net, and foreign currency gains (losses), net.

12. Subsequent Events
On October 30, 2025, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.57 per common share, payable on December 12, 2025 to shareholders of record as of November 25, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading “Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the other documents that we file with the SEC. You can read these documents at www.sec.gov.
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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of September 27, 2025 remain unchanged from December 28, 2024. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 20, 2025 for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 27, 2025, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 28, 2024
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.7	68.7	68.6	70.3
Selling, general and administrative expenses	18.1	18.6	18.3	18.4
Depreciation and amortization	1.9	1.7	1.9	1.7
Income from operations	9.3	11.0	11.3	9.6
Interest expense, net	(0.9)	(0.9)	(0.7)	(0.7)
Foreign currency gains (losses), net	0.4	(0.5)	(0.1)	(0.2)
Income before provision for income taxes	8.7	9.6	10.5	8.7
Provision for income taxes	2.6	2.7	3.0	2.5
Net income	6.2%	6.8%	7.5%	6.2%

Fiscal Quarter Ended September 27, 2025, Compared to the Fiscal Quarter Ended September 28, 2024
Revenues. Revenues increased by $18.2 million, or 10.8%, to $185.9 million for the third quarter of fiscal 2025 from $167.7 million for the third quarter of fiscal 2024. Utilization increased to 77% for the third quarter of fiscal 2025 from 76% for the third quarter of fiscal 2024, while consultant headcount decreased to 968 at the end of the third quarter of fiscal 2025 from 978 at the end of the third quarter of fiscal 2024.
Overall, revenues outside of the U.S. represented approximately 21% and 19% of net revenues for each of the third quarters of fiscal 2025 and fiscal 2024, respectively. Revenues derived from fixed-price projects decreased to 17% of net revenues for the third quarter of fiscal 2025 compared to 18% of net revenues for the third quarter of fiscal 2024. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $16.3 million, or 14.1%, to $131.5 million for the third quarter of fiscal 2025 from $115.2 million for the third quarter of fiscal 2024. The increase in costs of services was due to an increase in employee and incentive compensation of $11.8 million, an increase in forgivable loan amortization of $2.3 million, and an increase in client reimbursable indirect project expenses of $2.2 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 70.7% for the third quarter of fiscal 2025 from 68.7% for the third quarter of fiscal 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.4 million, or 7.7%, to $33.7 million for the third quarter of fiscal 2025 from $31.3 million for the third quarter of fiscal 2024. Within this category of expenses, there was a $1.2 million increase in legal and professional service fees, a $0.7 million increase in employee and incentive compensation, a $0.6 million increase in travel and entertainment, a $0.3 million increase in rent expense, a $0.2 million increase in miscellaneous and other fees, partially offset by a $0.6 million decrease in commissions to non-employee experts for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.1% for the third quarter of fiscal 2025 from 18.6% for the third quarter of fiscal 2024. Commissions to our non-employee experts decreased to 1.8% of revenues for the third quarter of fiscal 2025 compared to 2.4% of revenues for the third quarter of fiscal 2024.
Provision for Income Taxes. The income tax provision was $4.8 million and the ETR was 29.3% for the third quarter of fiscal 2025 compared to $4.6 million and 28.7% for the third quarter of fiscal 2024. The ETR for the third quarter of fiscal 2025 was higher than the third quarter of fiscal 2024 primarily due to a decreased benefit related to share-based compensation, a remeasurement of deferred tax assets related to changes in current-year state apportionment, and an increase to a prior year tax reserve. The increase was partially offset by the impact of state tax law changes effective for fiscal 2025. The ETR for the third quarter of fiscal 2025 and 2024 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation and the Foreign-Derived Intangible Income (“FDII”) deduction.
Net Income. Net income remained relatively unchanged at $11.5 million for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The net income per diluted share was $1.73 per share for the third quarter of fiscal 2025, compared to $1.67 of net income per diluted share for the third quarter of fiscal 2024. Weighted average diluted shares outstanding decreased by approximately 222,000 shares to approximately 6,621,000 shares for the third quarter of fiscal 2025 from approximately 6,843,000 shares for the third quarter of fiscal 2024. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 28, 2024, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since September 28, 2024.
Fiscal Year-to-Date Period Ended September 27, 2025, Compared to the Fiscal Year-to-Date Period Ended September 28, 2024
Revenues. Revenues increased by $43.6 million, or 8.5%, to $554.6 million for the fiscal year-to-date period ended September 27, 2025 from $511.0 million for the fiscal year-to-date period ended September 28, 2024. Utilization increased to 76% for the fiscal year-to-date period ended September 27, 2025 from 75% for the fiscal year-to-date period ended September 28, 2024, while consultant headcount decreased from 978 at the end of the third quarter of fiscal 2024 to 968 at the end of the third quarter of fiscal 2025.

Overall, revenues outside of the U.S. represented approximately 19% and 18% of net revenues for the fiscal year-to-date periods ended September 27, 2025 and September 28, 2024, respectively. Revenues derived from fixed-price projects decreased to 16% of net revenues for the fiscal year-to-date periods ended September 27, 2025 compared to 18% of net revenues for the third quarter of fiscal 2024. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $21.0 million, or 5.8%, to $380.4 million for the fiscal year-to-date period ended September 27, 2025 from $359.4 million for the fiscal year-to-date period ended September 28, 2024. The increase in costs of services was due to an increase of $22.5 million in employee compensation and fringe benefit costs, an increase of $5.4 million in client reimbursable indirect project expenses, partially offset by a decrease in forgivable loan amortization of $6.9 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 68.6% for the fiscal year-to-date period ended September 27, 2025 from 70.3% for the fiscal year-to-date period ended September 28, 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.5 million, or 8.0%, to $101.3 million for the fiscal year-to-date period ended September 27, 2025 from $93.8 million for the fiscal year-to-date period ended September 28, 2024. Within this category of expenses, there was a $2.8 million increase in legal and professional service fees, $1.4 million increase in rent expense, $1.2 million increase in employee compensation and fringe benefit costs, a $1.3 million increase in travel and entertainment expense, and a $0.8 million increase in miscellaneous and other fees for the fiscal year-to-date period ended September 27, 2025 as compared to the fiscal year-to-date period ended September 28, 2024.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.3% for the fiscal year-to-date period ended September 27, 2025 from 18.4% for the fiscal year-to-date period ended September 28, 2024. Commissions to our non-employee experts decreased to 2.1% of revenues for the fiscal year-to-date period ended September 27, 2025 compared to 2.3% of revenues for the fiscal year-to-date period ended September 28, 2024.

Provision for Income Taxes. The income tax provision was $16.4 million and the ETR was 28.3% for the fiscal year-to-date period ended September 27, 2025, compared to $13.0 million and 29.1% for the fiscal year-to-date period ended September 28, 2024. The ETR for the fiscal year-to-date period ended September 27, 2025 was lower than the fiscal year-to-date period ended September 28, 2024 primarily due to the impact of state tax law changes effective for fiscal 2025, partially offset by the remeasurement of deferred tax assets and an increase to a prior year tax reserve, both noted above. The ETR for the current and prior fiscal year-to-date periods were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation and the FDII deduction.

Net Income. Net income increased by $9.9 million to $41.6 million for the fiscal year-to-date period ended September 27, 2025 from $31.7 million for the fiscal year-to-date period ended September 28, 2024. The diluted net income per share was $6.16 for the fiscal year-to-date period ended September 27, 2025, compared to diluted net income per share of $4.57 for the fiscal year-to-date period ended September 28, 2024. Weighted average diluted shares outstanding decreased by approximately 177,000 shares to approximately 6,745,000 shares for the fiscal year-to-date period ended September 27, 2025 from approximately 6,922,000 shares for the fiscal year-to-date period ended September 28, 2024. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 28, 2024, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since September 28, 2024.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended September 27, 2025
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of September 27, 2025, we had $22.5 million of cash and cash equivalents and $101.1 million of borrowing capacity under our revolving credit facility.
General. During the fiscal year-to-date period ended September 27, 2025, cash and cash equivalents decreased by $4.2 million. We completed the period with cash and cash equivalents of $22.5 million. The principal drivers of the decrease of cash and cash equivalents were the payment of a significant portion of our fiscal 2024 performance bonuses in the first quarter of fiscal 2025, forgivable loan advances, repurchase of shares, and the payment of dividends, offset by net borrowings of $95.0 million.

At September 27, 2025, $2.5 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended September 27, 2025, net cash used in operating activities was $37.6 million. Net income was $41.6 million for the fiscal year-to-date period ended September 27, 2025. Uses of cash for operating activities included an increase in forgivable loans for the period of $45.8 million which was primarily driven by $68.4 million of forgivable loan issuances, net of repayments, offset by $22.6 million of forgivable loan amortization, a decrease in accounts payable, accrued expenses, and other liabilities of $35.6 million, primarily due to the payment of a significant portion of our fiscal 2024 performance bonuses, an increase of $32.8 million in unbilled receivables, and a $14.2 million decrease in lease liabilities. Partially offsetting these uses of cash was a decrease of $12.6 million in accounts receivable, an increase of $8.9 million in incentive cash awards payable, and a $1.6 million decrease in prepaid expenses, other current assets, and other assets.
Non-cash items included right-of-use amortization of $11.6 million, depreciation and amortization expense of $10.4 million, and share-based compensation expenses of $3.9 million, and unrealized foreign currency remeasurement losses, net of $0.3 million.
During the fiscal year-to-date period ended September 27, 2025, net cash used in investing activities was $2.8 million, which consisted of capital expenditures, primarily related to computer equipment.
During the fiscal year-to-date period ended September 27, 2025, net cash provided by financing activities was $34.9 million, primarily as a result of net borrowings under the revolving credit facility of $95.0 million. Offsetting this increase in cash provided by financing activities were repurchases of common stock of $47.1 million, payment of cash dividends and dividend equivalents of $10.1 million, and tax withholding payments reimbursed by restricted shares on vesting of $2.9 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in deferred compensation and other non-current liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At September 27, 2025, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.2 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.0 million and are expected to be paid between fiscal year 2026 and fiscal year 2035 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
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
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1 and a minimum consolidated interest coverage ratio of 2.5 to 1. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of September 27, 2025, we were in compliance with the covenants of the Credit Agreement.
There was $95.0 million in borrowings outstanding under the revolving credit facility as of September 27, 2025 and no borrowings outstanding as of December 28, 2024. As of September 27, 2025, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.9 million.
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
Our long-term incentive program, (the “LTIP”) is used as a framework for equity grants made under our 2006 Equity Plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units.
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
During the fiscal quarter and the fiscal year-to-date period ended September 27, 2025, we repurchased and retired 21,532 and 252,205, respectively, under our share repurchase program at an average price per share of $185.74 and $186.95, respectively. During the fiscal quarter ended September 28, 2024, we did not repurchase any shares under our share repurchase program. For the fiscal year-to-date period ended September 28, 2024, we repurchased and retired 206,379 shares under our share repurchase program at an average price per share $161.59. We had approximately $10.9 million available for future repurchases under our share repurchase program as of September 27, 2025. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended September 27, 2025, we paid dividends and dividend equivalents of $3.2 million and $10.1 million, respectively. During the fiscal quarter and fiscal year-to-date period ended September 28, 2024, we paid dividends and dividend equivalents of $2.9 million and $8.9 million, respectively.
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
The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchases and regular dividends can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our revolving credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended September 27, 2025. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2024 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2025.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with U.S. GAAP.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2025. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our fiscal 2024 Form 10-K. There have been no material changes to these risk factors during the fiscal quarter ended September 27, 2025.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 27, 2025. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2025.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid per Share(1)		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 29, 2025 to July 26, 2025	299	(2)	$177.01	(2)	—	$14,938,272
July 27, 2025 to August 23, 2025	21,532		$185.74		21,532	$10,938,899
August 24, 2025 to September 27, 2025	—		$—		—	$10,938,899
Total	21,831		$181.38		21,532
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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
During the fiscal quarter ended September 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. Exhibits

Item No.	Filed with this Form 10-Q	Description
3.1
Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6, 2005 (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K filed on February 27, 2020).

3.2		Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).
10.1*		Severance Agreement between CRA International, Inc. and Eric Nierenberg, effective August 4, 2025 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 22, 2025).
10.2*		Severance Agreement between CRA International, Inc. and Brian Langan, effective August 4, 2025 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on July 22, 2025).
31.1	X	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	X	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	X	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	X	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	X
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended September 27, 2025 and September 28, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended September 27, 2025 and September 28, 2024, (iii) Condensed Consolidated Balance Sheets (unaudited) at September 27, 2025 and December 28, 2024, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended September 27, 2025 and September 28, 2024, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter ended September 27, 2025 and September 28, 2024, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: October 30, 2025	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: October 30, 2025	By:	/s/ ERIC NIERENBERG
Eric Nierenberg
Executive Vice President, Chief Financial Officer and Treasurer

Date: October 30, 2025	By:	/s/ SANDRA A. DAVID
Sandra A. David
Vice President, Chief Accounting Officer and Controller