Form 10-K
period 2026-01-03
CRA INTERNATIONAL, INC.
filed 2026-02-26
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the stock held by non-affiliates of the registrant as of June 27, 2025, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $187.03 as quoted on the NASDAQ Global Select Market as of such date, was approximately $1.2 billion. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.
As of February 20, 2026, CRA had outstanding 6,566,183 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of our 2025 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2026

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
We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, antitrust and competition matters, strategy development, forensic accounting, cybersecurity, information security and privacy matters, labor and employment disputes, transfer pricing issues, valuation of tangible and intangible assets, intellectual property litigation and damages, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate strategy and portfolio analysis, estimation of market demand, environmental, social and corporate governance and sustainability strategy and analysis, design and implementation of auction and competitive bidding, new product pricing strategies, survey and market research, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including blockchain, cryptocurrency, and digital assets; communications and media; consumer products, health, and wellness; energy; entertainment and leisure; financial services; healthcare; life sciences; manufacturing and industrials; natural resources; retail and distribution; technology; and transportation.
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
Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of January 3, 2026, we employed 959 consultants, which consisted of 164 officers, 563 other senior staff and 232 junior staff. Approximately 79% of our senior staff have advanced degrees, with 51% of the advanced degrees being doctorate degrees. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.
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
Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. Our clients are major firms, and national and international law firms representing such clients, across a multitude of industries that include: blockchain, cryptocurrency, and digital assets; communications and media; consumer products, health, and wellness; energy; entertainment and leisure; financial services; healthcare; life sciences; manufacturing and industrials; natural resources; retail and distribution; technology; and transportation.
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

Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Boston University, Brigham Young University, Georgetown University, McGill University, Northwestern University, Texas A&M University, the University of California at Berkeley, the University of Chicago, the University of Texas at Austin, Yale University, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.

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
Industry Expertise
We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:
•Blockchain, Cryptocurrency, and Digital Assets
•Communications & Media
•Consumer Products, Health, & Wellness

•Energy
•Entertainment & Leisure
•Financial Services
•Healthcare
•Life Sciences
•Manufacturing & Industrials
•Natural Resources
•Retail & Distribution
•Technology
•Transportation
Clients
We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 10% of our revenues in any of fiscal 2025, fiscal 2024, or fiscal 2023.
We derived approximately 17% of consolidated revenues from fixed-price contracts in fiscal 2025 and 18% in fiscal 2024 and fiscal 2023, respectively. These contracts are more common in our management consulting practices, and would likely grow in number with expansion of those practices.
Human Capital
As of January 3, 2026, we employed 959 consultants, consisting of 164 officers, 563 other senior staff and 232 junior staff. Approximately 79% of our senior staff have advanced degrees, with 51% of the advanced degrees being doctorate degrees, in addition to substantial management, technical, government, academic, or industry expertise. We believe our reputation and corresponding financial results are directly related to the number and quality of our employee consultants.

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
We seek to reward both strong performance and those who demonstrate growth in their careers at CRA. Accordingly, we compensate our senior corporate leaders, practice leaders, key revenue generators, and other employees with salary and a mixture of incentive-based programs, including a discretionary bonus program through which we pay annual, performance-based cash bonuses to our employee consultants. Our long-term incentive program ("LTIP") serves as a framework for equity grants under our Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), offering stock options, time-vesting restricted stock units and performance-vesting restricted stock units to senior corporate leaders, practice leaders, and key revenue generators. The LTIP also allows for service and performance-based cash awards, granted under our cash incentive plan, providing these leaders with opportunities to share in our business’s long-term growth. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP, all other equity compensation awards, and the total bonuses to be distributed under our bonus program, and for establishing performance goals under compensation awards and determining the extent to which these goals are achieved. Our chief executive officer, in his discretion and in consultation with the compensation committee of our Board of Directors, approves the bonuses to be granted to our employees.
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
Marketing and Business Development
Our business development and marketing activities, led by our employee consultants and our Marketing group, emphasize building and maintaining relationships, cultivating brand awareness, and generating leads for new work. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. Many of our consultants have published articles in industry, business, economic, legal, or scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more non-employee experts to market our services.
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
Additional Available Information
Our principal internet address is www.crai.com. Our website provides a link to a third-party website through which our annual, quarterly, and current reports, and amendments to those reports, are available free of charge as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We do not maintain or provide any information directly to the third-party website, and we do not check its accuracy. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, such as us, that file electronically with the SEC at https://www.sec.gov.
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
•the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing shareholders;
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
Our acquisitions have been accounted for as purchases using acquisition method accounting. Some of our acquisitions involved purchase prices in excess of tangible asset values, resulting in the creation of goodwill and other intangible assets. Under generally accepted accounting principles, we do not amortize goodwill or intangible assets acquired in a business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our consolidated balance sheet and book a non-cash impairment charge in our consolidated statement of operations. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our amortization charges in future periods.
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
Increasing scrutiny and changing expectations from governmental organizations, investors, clients and our colleagues with respect to our sustainability-related practices and those of our clients may impose additional costs on us or expose us to new or additional risks
There is varied regulation and focus on sustainability matters across different jurisdictions, and stakeholder views and priorities regarding these matters continue to evolve and sometimes diverge. The European Union’s Corporate Sustainability Reporting Directive and from other governmental organizations, and our investors, clients and employees, maintain interest in sustainability issues such as environmental stewardship, climate change, and workforce development. How these various stakeholders evaluate and prioritize different sustainability initiatives may shift over time in ways that are difficult to predict. We continue to evaluate existing, new and proposed governmental requirements, and to monitor, report and assess policies and practices that we believe will align with our client, investor and other third-party imposed sustainability-related standards and expectations. For example, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability matters, and their evolving methodologies and assessments may lead to negative investor sentiment, stock price fluctuations and the diversion of investment to other companies. If our sustainability practices do not meet evolving rules and regulations or investor or other stakeholder expectations and standards (or if we are viewed in a negative light based on positions we do or do not take or work we do or do not perform for certain clients or industries), then our reputation, our ability to attract or retain employee consultants and non-employee experts, and our ability to attract new engagements and clients could be negatively impacted, as could our attractiveness as an investment, service provider, business partner or acquirer. Additionally, the relative importance that different stakeholders place on various sustainability initiatives may conflict, making it difficult to satisfy all stakeholder expectations. Similarly, our failure or perceived failure to pursue or fulfill our current or future goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts.
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
Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock
We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall or drop below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:
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
Changes in financial accounting standards or practices may cause unexpected financial reporting fluctuations and affect our reported results of operations
We are required to prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, which may change periodically. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. A change in accounting standards or practices may adversely affect our reported financial results or the way we conduct our business. It may also require changes to the current accounting treatment of certain transactions and the way they are reported in our financial statements. Additionally, such a change in accounting standards or practices may require us to enhance our internal accounting systems and processes, as well as our internal control over financial reporting.
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
Our performance could be affected if employees and non-employee experts default on loans
We utilize forgivable loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. A portion of these loans is collateralized. Defaults under these loans could have a material adverse effect on our consolidated statement of operations, financial condition and liquidity.
Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations
We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to accurately estimate third-party vendor expenses and the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. Revenue generated from fixed-price contracts was approximately 17% of our total revenues for the year ended January 3, 2026.
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
Risks Related to Our Competition
Competition from other litigation, regulatory, financial, technology and management consulting firms could hurt our business
The market for litigation, regulatory, financial, and management consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into our business. New technologies, such as AI and machine learning, continue to evolve and as a result risks continue to be unknown or uncertain. There is no assurance that we can successfully develop and deploy AI or other technologies in our business or such technologies will improve and enhance our services, operations or profitability. Many of our competitors, including possible new entrants, have or may have significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes (including the adoption of AI), finance acquisitions, and fund internal growth.
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
Fluctuations in currency exchange rates could adversely affect our operations
We conduct our business in the Americas, Europe, and Australia, and the global scope of our business exposes us to risk of fluctuations in foreign currency markets. Specifically, our results of operations are subject to fluctuations primarily in the British Pound and Euro against the U.S. Dollar as well as the Euro against the British Pound. The fluctuation in foreign currency markets can both increase and decrease our overall revenue and expenses for any fiscal period, and therefore has a resulting negative impact on our reported results of operations and on our ability to predict our future results and earnings accurately. Additionally, global economic events have caused and may continue to cause significant volatility in currency exchange rate fluctuations. Revenue generated from our U.K.-based operations was approximately 13% (which includes currency exchange effects) of our total revenues for the year ended January 3, 2026. We currently do not hedge our exposure to current foreign currency exchange risks by engaging in foreign exchange hedging transactions, though we may do so in the future.
Risks Related to Our Indebtedness
Our debt obligations may adversely impact our financial performance
We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We currently have a revolving credit facility with our bank for up to $250.0 million, which may be decreased at CRA's option to $200.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, we may elect to not increase the revolving credit facility to $250.0 million. The amounts available under this revolving credit facility are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on August 19, 2027. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will also depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing or any future revolving credit facility, and the overall credit and equity market environments. There was $34.0 million in borrowings outstanding under the revolving credit facility as of January 3, 2026.
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
There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts
Our Board of Directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2025. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.
Our stock repurchase programs could affect the market price of our common stock and increase its volatility
Our Board of Directors has from time to time authorized repurchase programs of our outstanding common stock. Under these stock repurchase programs, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases are determined based upon our evaluation of market conditions and other factors. Any stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under any program. Repurchases pursuant to our stock repurchase programs could affect the market price of our common stock and increase its volatility. Any termination of our stock repurchase programs could cause a decrease in the market price of our common stock, and the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity and trading volumes of our common stock. There can be no assurance that any stock repurchases under these programs will enhance shareholder value because the market price of our common stock may decline below the levels at which those repurchases were made. Although our stock repurchase programs are intended to enhance long-term shareholder value, short-term fluctuations in the market price of our common stock could reduce the programs' effectiveness.
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
Should a cybersecurity incident be escalated to the ISC, the ISC notifies the General Counsel in his capacity as chair of the ERC. In the event of a cybersecurity incident that meets certain characteristics as defined in the incident response plan, the Chief Legal Counsel, as chair of the ERC, would inform the Board of Directors or the executive committee thereof.
Cybersecurity Risks
As of January 3, 2026, during the past three years, we have not experienced any cybersecurity incidents that have resulted in material disruption to operations, loss of data, or financial impact. However, we previously have faced, and anticipate we will continue to face risks associated with cybersecurity threats. Although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cybersecurity policies and procedures to manage the risk of a cybersecurity incident or disruption as described above, there can be no assurance that our security efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See “Risk Factors–Risks Related to Our Client Relationships–Information, technology systems or service failures, or a cybersecurity incident or other compromise of our or our client's confidential or proprietary information, as well as any violation of data protection laws, could have a material adverse effect on our reputation, business and results of operations.”
Item 2. Properties
In the aggregate, as of January 3, 2026, we leased approximately 407,000 square feet of office space in locations around the world, including Boston, Oakland, New York, Chicago, London, and Washington, D.C.
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
Shareholders. We had approximately 39 holders of record of our common stock as of February 20, 2026. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.
Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended January 3, 2026. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and six weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2025.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28, 2025 to October 25, 2025	—	$—	—	$10,938,899
October 26, 2025 to November 22, 2025	—	$—	—	$10,938,899
November 23, 2025 to January 3, 2026	—	$—	—	$10,938,899
Total	—	$—	—
_________________________
(1)On February 26, 2026, we announced that our Board of Directors authorized an expansion to our existing share repurchase program of an additional $55.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $10.9 million and $65.9 million was available for future repurchases under this program as of January 3, 2026 and February 26, 2026, respectively. We expect to continue to repurchase shares under this program.
Shareholder Return Performance Graph and Dividend Information. (1)    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies consisting of Exponent Inc., FTI Consulting Inc. and Huron Consulting Group Inc.
The graph tracks the cumulative shareholder return calculated on a dividend-reinvested basis of a $100 investment in our common stock, in a customized peer group, and in a market index over a 5-year period. The graph assumes the $100 was invested on the last calendar day of 2020 in stock or an index, where the index is calculated on a month-end basis. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2025.

Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., the NASDAQ Composite Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
1/2/21
1/1/22
12/31/22
12/30/23
12/28/24
1/3/26
CRA International, Inc
NASDAQ Composite
Peer Group

	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023	December 28, 2024	January 3, 2026
CRA International, Inc.	$100.00	$185.65	$246.79	$202.24	$386.28	$419.07
NASDAQ Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Peer Group	$100.00	$127.10	$125.21	$140.76	$143.70	$134.42
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of the Form 10-K does not address certain items regarding the year ended December 30, 2023. Discussion and analysis of year-to-year comparisons between fiscal 2024 and fiscal 2023 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 28, 2024.
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
Our costs of services include the salaries, bonuses, share-based compensation expense, forgivable loan amortization, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other third-party vendor expenses, and the salaries of support staff whose time is billed directly to clients, such as librarians, editors, and programmers, as well as the amounts billed to us by our outside consultants for services rendered while completing a project. Costs of services does not include depreciation and amortization. Selling, general and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, commissions to non-employee experts for generating new business, office rent, marketing, and other operating costs.
Utilization and Seasonality
We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 77%, 75%, and 70% for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
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
International Operations
Revenues outside of the U.S. accounted for approximately 20% of our total revenues in fiscal 2025, 19% of our total revenues in fiscal 2024, and 21% of our total revenues in fiscal 2023. Revenue by country is detailed in Note 2 to our Notes to Consolidated Financial Statements.
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
Deferred Compensation.    We account for performance-based and service-based cash awards using an accrual method where changes in estimates or the forgiveness of the principal amount of loans are recorded as compensation expense over the remaining service period. To the extent the terms of an award attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits is accrued over the employee's or non-employee's requisite service period in a systematic and rational manner.

The requisite service period ranges from two to eight years starting with the employee's employment date or non-employee's affiliation date. For an employee or non-employee consultant currently affiliated with us, the requisite service period generally begins at the start of the award's measurement period and when compliance is met with certain contractual requirements. A recipient of such an award is expected to be employed by or affiliated with us for the entire measurement period. If the recipient's employment or affiliation with us terminates during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.
The terms of award agreements may include the achievement of minimum required financial targets over the award's measurement period. These financial targets may include a measure of revenue generation, profitability, or both. The amount of the liability of the award agreements is estimated based on internally generated financial projections or sourced revenue. The process of projecting these financial targets over the measurement period is highly subjective and requires significant judgment and estimates. There can be no assurance that the estimates and assumptions used in preparing these projections will prove to be accurate.

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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We account for uncertainties in income tax positions in accordance with Topic 740, Income Taxes. The number of years with open tax audits varies depending on the tax jurisdiction.
Recent Accounting Standards
CRA adopted Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07") during fiscal 2024 and ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") during fiscal 2025. Please refer to the section captioned "Recent Accounting Standards" in Note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.
Results of Operations
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	69.1	69.8	70.5
Selling, general and administrative expenses	18.0	18.2	18.4
Depreciation and amortization	1.9	1.7	1.9
Income from operations	11.1	10.3	9.2
Interest expense, net	(0.7)	(0.6)	(0.6)
Foreign currency gains (losses), net	(0.2)	—	(0.2)
Income before provision for income taxes	10.2	9.6	8.4
Provision for income taxes	2.9	2.8	2.2
Net income	7.3%	6.8%	6.2%
Fiscal 2025 Compared to Fiscal 2024
Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2025 was a 53-week year, and fiscal 2024 was a 52-week year.
Revenues.    Revenues increased by $64.2 million, or 9.3%, to $751.6 million for fiscal 2025 from $687.4 million for fiscal 2024. Utilization increased to 77% for fiscal 2025 from 75% for fiscal 2024, while consultant headcount increased by 13 consultants during fiscal 2025. Billable hours increased by 6.0% for fiscal 2025 when compared to fiscal 2024.
Overall, revenues outside of the U.S. increased to 20% of net revenues for fiscal 2025 from 19% for fiscal 2024. Revenues derived from fixed-price engagements decreased to 17% of net revenues for fiscal 2025 from 18% for fiscal 2024. Revenues derived from time-and-materials engagements increased to 83% of net revenues for fiscal 2025 from 82% for fiscal 2024. The percentages of revenue derived from fixed-price engagements depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service engagements.
Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $39.4 million, or 8.2%, to $519.3 million for fiscal 2025 from $479.9 million for fiscal 2024. The increase in costs of services was due primarily to an increase of $35.8 million in employee compensation and fringe benefit costs, and an increase of $6.3 million of client reimbursable indirect project expenses in fiscal 2025 compared to fiscal 2024. These increases were partially offset by a decrease in forgivable loan amortization of $2.6 million and a decrease of $0.1 million in expense related to miscellaneous and other expenses in fiscal 2025 compared to fiscal 2024. As a percentage of net revenue, costs of services decreased to 69.1% for fiscal 2025 as compared to 69.8% for fiscal 2024.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $9.9 million, or 7.9%, to $135.0 million for fiscal 2025 from $125.1 million for fiscal 2024. This increase was due primarily to a $3.5 million increase in legal and professional services, a $2.4 million increase in employee compensation and fringe benefit costs, a $1.5 million increase in rent expense, a $1.5 million increase in travel and entertainment expenses, a $1.1 million increase in other operating expenses, and a $0.8 million increase in software subscription and data services. These increases were partially offset by a $0.9 million decrease in commissions to our non-employee experts.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.0% for fiscal 2025 from 18.2% for fiscal 2024. Commissions to non-employee experts decreased to 1.8% of revenue in fiscal 2025 compared to 2.1% of revenues in fiscal 2024.
Provision for Income Taxes.    For fiscal 2025, our income tax provision was $21.8 million and the effective tax rate ("ETR") was 28.5%, as compared to a provision of $19.6 million and an effective tax rate of 29.6% for fiscal 2024. The ETR for fiscal 2025 was lower than the prior year primarily due to the impact of state legislative changes in the prior year that was nonrecurring in the current year and the impact of jurisdictional mix of earnings, partially offset by increases in executive compensation and the remeasurement of our current-year deferred tax assets as a result of changes in state apportionment. The ETR for fiscal 2025 was higher than our combined federal and state statutory rate primarily due to non-deductible meals and entertainment, non-deductible compensation paid to executive officers, the remeasurement of current year deferred tax assets, partially offset by the tax benefit related to share-based compensation. The ETR for fiscal 2024 was higher than our combined federal and state statutory rate for the same reason noted for fiscal 2025.
Net Income.    Net income increased by $8.1 million to $54.8 million for fiscal 2025 from $46.7 million for fiscal 2024. The diluted net income per share was $8.14 per share for fiscal 2025, compared to diluted net income per share of $6.74 per share for fiscal 2024. Diluted weighted average shares outstanding decreased by approximately 194,000 shares to approximately 6,714,000 shares for fiscal 2025 from approximately 6,908,000 shares for fiscal 2024. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase of shares of our common stock since December 28, 2024, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units.
Liquidity and Capital Resources
We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of January 3, 2026, we have $18.2 million of cash and cash equivalents and $162.2 million of borrowing capacity under our revolving credit facility.
General.    In fiscal 2025, our cash and cash equivalents decreased by $8.5 million, completing the year with cash and cash equivalents of $18.2 million. The principal drivers of the decrease of cash and cash equivalents were the payment of a significant portion of our fiscal 2024 performance bonuses in the first half of fiscal 2025, forgivable loan advances, purchases of property and equipment, the repurchase and retirement of shares of our common stock throughout the year under our share repurchase program and the payment of dividends.
At January 3, 2026, $2.9 million of our cash and cash equivalents were held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility, to fund U.S. operations over the next 12 months without the need to repatriate funds from our foreign subsidiaries.
As of January 3, 2026, our cash accounts were concentrated at two financial institutions, which potentially exposes us to credit risks. The financial institutions are creditworthy and we have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. We continually monitor the credit ratings of these institutions.

Sources and Uses of Cash.  During fiscal 2025, net cash provided by operating activities was $22.4 million. Net income was $54.8 million for fiscal 2025. Sources of cash for operating activities included a $15.9 million increase in accounts payable, accrued expenses and other liabilities and a $11.9 million increase in incentive cash awards payable. Offsetting these sources of cash for operating activities included, a $25.7 million increase in accounts receivable and unbilled receivables, a $20.5 million decrease in lease liabilities, a $53.4 million increase in forgivable loans, (comprised of $86.0 million of forgivable loan issuances, net of repayments, offset by $32.6 million of forgivable loan amortization), and a $4.4 million decrease in prepaid expenses and other current assets.
Cash provided by operating activities included the non-cash items of right-of-use asset amortization of $15.4 million, depreciation and amortization expense of $14.1 million, share-based compensation expenses of $5.9 million, and offset by deferred income taxes of $1.7 million.
During fiscal 2025, net cash used in investing activities was $3.9 million, which included capital expenditures primarily related to furniture and leasehold improvements.
We used $29.8 million of net cash in financing activities during fiscal 2025, primarily as a result of $47.1 million of repurchases of our common stock, net borrowings of $34.0 million on our revolving credit facility, $13.8 million of cash dividends and dividend equivalents, and tax withholding payments reimbursed by restricted shares of $2.9 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment, which have remaining lease terms between one and nine years, many of which include one or more options to extend the term for periods of up to five years for each option. The maturities of lease liabilities, as of January 3, 2026, related to office space and equipment are discussed in Note 4 in our Notes to Consolidated Financial Statements. We have no additional significant operating leases we have committed to that have not yet commenced.
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in accrued expenses and deferred compensation and other non-current liabilities in our consolidated balance sheet and are recorded at a value based on their estimated discounted cash flows. At January 3, 2026, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.2 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.0 million and are expected to be settled between fiscal 2027 and fiscal 2035 when the underlying leases terminate. We expect to satisfy these lease and related obligations, as they become due, from cash generated from operations.
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
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1.0 and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of January 3, 2026, we were in compliance with the covenants of the Credit Agreement.
There was $34.0 million in borrowings outstanding under the revolving credit facility as of January 3, 2026. As of January 3, 2026, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.8 million. CRA has chosen to classify the revolving credit facility as a current liability in its consolidated balance sheet, as CRA has the intent to repay the amount within 12 months after the balance sheet date.
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
Our 2006 Equity Plan, authorizes the grant of a variety of incentive and performance equity awards to our directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards.
Our long-term incentive program LTIP serves as a framework for equity grants made under our 2006 Equity Plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units.
Our LTIP also allows us to grant service and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP. Under our cash incentive plan, we expect to pay LTIP cash awards of approximately $12.0 million over the next twelve months and $26.7 million between fiscal 2027 and fiscal 2030. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.
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
Share Repurchases
In February 2026 and February 2025, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $55.0 million and $45.0 million, respectively, of our common stock. The program has no expiration date. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During fiscal 2025, fiscal 2024, and fiscal 2023, we repurchased and retired 252,205 shares, 206,379 shares, and 296,158 shares, respectively, under our share repurchase program at an average price per share of $186.95, $161.59, and $106.08, respectively. We had approximately $10.9 million and $65.9 million available for future repurchases under our share repurchase program as of January 3, 2026 and February 26, 2026, respectively. We plan to finance future repurchases with available cash, cash from future operations and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, we paid dividends of $13.8 million, $12.3 million, and $10.8 million, respectively.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Foreign Exchange Risk
The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries, intercompany loans with our foreign subsidiaries, and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statement of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements between functional currency exchange rates and those in which we transact business. Holding all other variables constant, a hypothetical 10% movement in foreign exchange rates on January 3, 2026 would have affected our income before provision for income taxes for fiscal 2025 by approximately $5.5 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.
Translation of Financial Results
Our foreign subsidiaries operate in currencies other than the U.S. Dollar. The functional currencies of our foreign subsidiaries are generally denominated in the local currency. Increases or decreases in the value of the U.S. Dollar against these currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound and Euro. For our foreign subsidiaries whose functional currencies are denominated in currencies other than the U.S. Dollar, the unrealized changes in the net investments were gains of $5.1 million, losses of $2.9 million, and gains of $2.8 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. These translation gains and losses are reflected in consolidated statements of comprehensive income.
Interest Rate Risk
Our primary exposure to interest rate risk is associated with our revolving credit facility, which has variable interest rates for our borrowings based on our consolidated net leverage ratio and certain contractual rates, at our election, permitted under the terms of the credit agreement. We had $34.0 million in borrowings outstanding under the revolving credit facility as of January 3, 2026. A hypothetical change in the interest rate of 10% would not have a material impact to our net income.
Item 8. Financial Statements and Supplementary Data
We have included our consolidated financial statements in this annual report on pages FS-4 to FS-30, which includes the report of Grant Thornton LLP (PCAOB ID: 248). We have provided an index to our consolidated financial statements on page FS-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934 ("the Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2026.
(b)Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of January 3, 2026.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.
(c)Evaluation of Changes in Internal Control over Financial Reporting
Our evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
The following table describes, for the fourth quarter of fiscal 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Nature of Trading Arrangement	Aggregate Number of Securities
Paul A. Maleh, President and Chief Executive Officer	November 19, 2025	March 12, 2027	Sale	30,000
Jonathan D. Yellin, Executive Vice President and General Counsel	November 6, 2025	December 9, 2026	Sale	9,000

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 3, 2026, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 26, 2026

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2026 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2025. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2026 annual meeting of our shareholders, which we will refer to herein as our "2026 annual proxy statement."
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee") in our 2026 annual proxy statement.
Item 11. Executive Compensation
We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2026 annual proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2026 annual proxy statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Persons" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2026 annual proxy statement.
Item 14. Principal Accountant Fees and Services
We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2026 annual proxy statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    Financial Statements.    We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page FS-1. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which precedes the signature page to this annual report.
(b)    Exhibits.    We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which precedes the signature page to this annual report.
(c)    Financial Statement Schedules.    We have omitted all financial statement schedules because they are not applicable or not required or because we have included the necessary information in our consolidated financial statements or related notes.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6,2005.		10-K	February 27, 2020	3.1
3.2	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Description of Capital Stock		10-K	February 27, 2020	4.2
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended.		8-K	July 17, 2023	10.1
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 12, 2018	10.7
10.8*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.4
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.14
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15
10.20*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.18
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.23*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.24*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.22
10.25*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.26*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.27*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.28*	Summary of Director Compensation.		10-K	February 27, 2020	10.28
10.29	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.30	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.31	Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.1
10.32	Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.2
10.33	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.34	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.35	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.36	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.37	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3
10.38	Addendum No. 7 to Lease dated April 24, 2025 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	July 31, 2025	10.1
10.39	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.40	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.41	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.42	License to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.43	License to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.44	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.45	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.46	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-Q	May 8, 2018	10.2

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.47	Deed of Variation of a Lease of Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.46
10.48	Deed of Variation of a Lease of Part Third Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.47
10.49	License to Carry Out Works relating to Part Third Floor and Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.48
10.50	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.51	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1
10.52	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		10-Q	May 8, 2018	10.1
10.53	Third Amendment to Lease dated September 9, 2019 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		10-Q	October 31, 2019	10.1
10.54	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.55	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.56	Office Lease dated June 18, 2019 between 601 City Center LLC and CRA International, LLC		8-K	June 24, 2019	10.1
10.57	Second Amendment to Lease, dated October 9, 2017, by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-K	February 20, 2025	10.56
10.58	Third Amendment to Lease dated August 11, 2021 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-Q	November 4, 2021	10.1
10.59	Fourth Amendment to Lease dated April 19, 2024 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-K	February 20, 2025	10.58
10.60	Fifth Amendment to Lease dated August 1, 2024 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-Q	October 31, 2024	10.1
10.61	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.62*	Severance Agreement between CRA International, Inc. and Paul A. Maleh dated March 17, 2020.		8-K	March 20, 2020	10.2
10.63*	Severance Agreement between CRA International, Inc. and Chad M. Holmes dated March 17, 2020.		8-K	March 20, 2020	10.3
10.64*	Severance Agreement between CRA International, Inc. and Jonathan Yellin dated March 17, 2020.		8-K	March 20, 2020	10.4
10.65*	Severance Agreement between CRA International, Inc. and Eric Nierenberg, effective August 4, 2025 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 22, 2025).		8-K	July 22, 2025	10.1
10.66*	Severance Agreement between CRA International, Inc. and Brian Langan, effective August 4, 2025 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on July 22, 2025).		8-K	July 22, 2025	10.2

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.67	Credit Agreement, dated as of August 19, 2022, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto		8-K	August 23, 2022	10.1
19.1	CRA Policy on Inside Information and Insider Trading	X
21.1	Subsidiaries.	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification of principal executive officer.	X
32.2	Section 1350 certification of principal financial officer.	X
97.1	Policy for the Recovery of Erroneously Awarded Compensation		10-K	February 29, 2024	97.1
101
The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 3, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, (iii) Consolidated Balance Sheets at January 3, 2026 and December 28, 2024, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 and (vi) Notes to Consolidated Financial Statements.
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
Date: February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)	February 26, 2026
Paul A. Maleh

/s/ ERIC NIERENBERG	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 26, 2026
Eric Nierenberg

/s/ SANDRA A. DAVID	Vice President, Chief Accounting Officer (principal accounting officer)	February 26, 2026
Sandra A. David

/s/ THOMAS A. AVERY	Director	February 26, 2026
Thomas A. Avery

/s/ RICHARD D. BOOTH	Director	February 26, 2026
Richard D. Booth

/s/ WILLIAM F. CONCANNON	Director	February 26, 2026
William F. Concannon

/s/ CHRISTINE R. DETRICK	Director	February 26, 2026
Christine R. Detrick

/s/ KAREN C. KEENAN	Director	February 26, 2026
Karen C. Keenan

/s/ ALVA H. TAYLOR	Director	February 26, 2026
Alva H. Taylor

/s/ HEATHER E. TOOKES	Director	February 26, 2026
Heather E. Tookes

CRA INTERNATIONAL, INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.
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
The principal considerations for our determination that the Company’s estimates of total costs to complete a performance obligation for performance obligations in a fixed-price arrangement that are partially satisfied at the balance sheet date is a critical audit matter are the significant management judgement in estimating forecasted direct labor, outside consultant labor and other direct costs remaining to complete a performance obligation and to determine the related revenue recognized. Significant management estimates are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the results of our procedures and the reasonableness of those estimates.

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
Boston, Massachusetts
February 26, 2026

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
	(in thousands, except per share data)
Revenues	$751,583	$687,414	$623,976
Costs of services (exclusive of depreciation and amortization)	519,288	479,936	439,751
Selling, general and administrative expenses	135,031	125,050	115,116
Depreciation and amortization	14,140	11,677	11,564
Income from operations	83,124	70,751	57,545
Interest expense, net	(5,358)	(4,417)	(3,812)
Foreign currency gains (losses), net	(1,193)	(92)	(1,445)
Income before provision for income taxes	76,573	66,242	52,288
Provision for income taxes	21,791	19,589	13,807
Net income	$54,782	$46,653	$38,481
Net income per share:
Basic	$8.23	$6.82	$5.48
Diluted	$8.14	$6.74	$5.39
Weighted average number of shares outstanding:
Basic	6,641	6,821	7,008
Diluted	6,714	6,908	7,118
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
	(in thousands)
Net income	$54,782	$46,653	$38,481
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	5,107	(2,869)	2,799
Comprehensive income	$59,889	$43,784	$41,280
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	January 3, 2026	December 28, 2024
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,210	$26,711
Accounts receivable, net of allowances of $6,664 and $5,659, respectively	183,264	162,293
Unbilled services, net of allowances of $1,489 and $1,411, respectively	65,598	57,255
Prepaid expenses and other current assets	19,331	16,569
Forgivable loans	16,726	6,535
Total current assets	303,129	269,363
Property and equipment, net	36,713	45,205
Goodwill, net	94,718	93,737
Intangible assets, net	5,686	7,216
Right-of-use assets	76,132	81,157
Deferred income taxes	17,958	16,648
Forgivable loans, net of current portion	90,271	48,957
Other assets	4,266	9,156
Total assets	$628,873	$571,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,177	$28,155
Accrued expenses	223,460	181,413
Deferred revenue and other liabilities	14,351	14,130
Current portion of lease liabilities	17,223	18,696
Current portion of deferred compensation	10,818	8,915
Revolving line of credit	34,000	—
Total current liabilities	330,029	251,309
Non-current liabilities:
Deferred compensation and other non-current liabilities	8,512	22,329
Non-current portion of lease liabilities	76,009	84,541
Deferred income taxes	725	1,187
Total non-current liabilities	85,246	108,057
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,547,407 and 6,768,575 shares issued and outstanding, respectively	2,480	1,663
Retained earnings	221,062	225,461
Accumulated other comprehensive loss	(9,944)	(15,051)
Total shareholders’ equity	213,598	212,073
Total liabilities and shareholders’ equity	$628,873	$571,439
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$54,782	$46,653	$38,481
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	14,140	11,677	11,564
Right-of-use asset amortization	15,369	15,147	14,273
Deferred income taxes	(1,727)	(2,865)	(4,634)
Share-based compensation expense	5,870	5,291	4,400
Bad debt expense (recovery), net	746	534	533
Unrealized foreign currency remeasurement (gains) losses, net	578	(468)	61
Changes in operating assets and liabilities:
Accounts receivable	(18,287)	(21,400)	2,210
Unbilled services	(7,386)	(797)	(5,070)
Prepaid expenses and other current assets, and other assets	4,444	(10,360)	1,210
Forgivable loans	(53,411)	(11,770)	2,678
Incentive cash awards payable	11,856	9,840	8,122
Accounts payable, accrued expenses, and other liabilities	15,912	23,158	4,007
Lease liabilities	(20,462)	(14,905)	(17,763)
Net cash provided by operating activities	22,424	49,735	60,072
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,868)	(16,623)	(2,366)
Consideration paid for acquisitions, net	—	(1,500)	(577)
Net cash used in investing activities	(3,868)	(18,123)	(2,943)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	—	—	805
Borrowings under revolving line of credit	132,000	102,000	105,000
Repayments under revolving line of credit	(98,000)	(102,000)	(105,000)
Tax withholding payments reimbursed by shares	(2,862)	(3,209)	(3,063)
Cash dividends paid	(13,831)	(12,300)	(10,807)
Repurchase of common stock	(47,149)	(33,348)	(31,417)
Net cash used in financing activities	(29,842)	(48,857)	(44,482)
Effect of foreign exchange rates on cash and cash equivalents	2,785	(1,630)	1,492
Net increase (decrease) in cash and cash equivalents	(8,501)	(18,875)	14,139
Cash and cash equivalents at beginning of period	26,711	45,586	31,447
Cash and cash equivalents at end of period	$18,210	$26,711	$45,586

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(449)	$598	$(91)
Excise tax on share repurchases	$(415)	$(270)	$(247)
Asset retirement obligations	$—	$191	$—
Right-of-use assets obtained in exchange for lease obligations	$8,460	$10,084	$3,198
Supplemental cash flow information:
Income taxes paid (net of refunds received) - Federal	$16,261	$12,225	$8,371
Income taxes paid (net of refunds received) - State	$5,004	$5,016	$2,882
Income taxes paid (net of refunds received) - Foreign
Income taxes paid (net of refunds received) – U.K.	$3,046	$2,156	$1,463
Income taxes paid (net of refunds received) – Other Foreign	$2,162	$2,047	$1,171
Cash paid for interest	$4,659	$4,145	$3,539
Cash paid for amounts included in operating lease liabilities	$24,826	$20,963	$22,272
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 31, 2022	7,149,884	$1,743	$224,392	$(14,981)	$211,154
Net income	—	—	38,481	—	38,481
Foreign currency translation adjustment	—	—	—	2,799	2,799
Exercise of stock options	26,000	805	—	—	805
Share-based compensation expense	—	4,400	—	—	4,400
Restricted shares vesting	83,158	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(28,619)	(3,063)	—	—	(3,063)
Shares repurchased	(296,158)	(3,885)	(27,532)	—	(31,417)
Accrued excise tax on shares repurchased	—	—	(247)	—	(247)
Accrued dividends on unvested shares	—	—	(4)	—	(4)
Cash dividends paid ($1.50 per share)	—	—	(10,807)	—	(10,807)
BALANCE AT DECEMBER 30, 2023	6,934,265	$—	$224,283	$(12,182)	$212,101
Net income	—	—	46,653	—	46,653
Foreign currency translation adjustment	—	—	—	(2,869)	(2,869)
Share-based compensation expense	—	5,291	—	—	5,291
Restricted shares vesting	61,631	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(20,942)	(3,209)	—	—	(3,209)
Shares repurchased	(206,379)	(419)	(32,929)	—	(33,348)
Accrued excise tax on shares repurchased	—	—	(270)	—	(270)
Accrued dividends on unvested shares	—	—	24	—	24
Cash dividends paid ($1.75 per share)	—	—	(12,300)	—	(12,300)
BALANCE AT DECEMBER 28, 2024	6,768,575	$1,663	$225,461	$(15,051)	$212,073
Net income	—	—	54,782	—	54,782
Foreign currency translation adjustment	—	—	—	5,107	5,107
Share-based compensation expense	—	5,870	—	—	5,870
Restricted shares vesting	46,942	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(15,905)	(2,862)	—	—	(2,862)
Shares repurchased	(252,205)	(2,191)	(44,958)	—	(47,149)
Accrued excise tax on shares repurchased	—	—	(415)	—	(415)
Accrued dividends on unvested shares	—	—	23	—	23
Cash dividends paid ($2.04 per share)	—	—	(13,831)	—	(13,831)
BALANCE AT JANUARY 3, 2026	6,547,407	$2,480	$221,062	$(9,944)	$213,598
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
Fiscal Year and Quarters
CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2025 was a 53-week year, fiscal 2024 and fiscal 2023 were 52-week years. CRA's fiscal quarter ends are determined as the last Saturday nearest the respective calendar quarter end.
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
Concentrations of Credit Risk
CRA holds cash in accounts at various third-party financial institutions. At times, these deposits may exceed federally insured limits. As of January 3, 2026, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions are creditworthy and the Company has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institutions.
Foreign Currency Translation
Asset and liability accounts of CRA's foreign subsidiaries are translated into U.S. Dollars at reporting period-end exchange rates and operating accounts are translated at average exchange rates for each fiscal month. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are remeasured at current exchanges rates, with adjustments recorded as foreign currency gains (losses),

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
net, on the consolidated statements of operations. These foreign currency transactions may be realized or unrealized based upon whether the transaction has settled as of the reporting period-end. The net effect of transaction gains and losses recorded in income before provision for income taxes amounted to losses of $1.2 million for fiscal 2025, losses of $0.1 million for fiscal 2024, and losses of $1.4 million for fiscal 2023.
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
CRA has elected as a practical expedient to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations as of January 3, 2026 and December 28, 2024, as CRA's contracts have an original expected duration of one year or less or revenue has been recognized at the amount for which CRA has the right to invoice for consulting services performed.
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
Differences between the timing of billing and the recognition of revenue are recognized as either unbilled services or deferred revenues. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable retention agreement.
CRA usually issues invoices to its customers on a monthly basis, and payment is usually due upon receipt of the invoice unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of January 3, 2026 or December 28, 2024.
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings, and cash collections results in accounts receivables, unbilled services, and contract liabilities on the consolidated balance sheet.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur.
CRA defines contract liabilities as advance payments from or billings to its clients for services that have not yet been performed or earned. When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met. Contract liabilities are included in deferred revenue and other liabilities on the consolidated balance sheet.
Variable Consideration
Variable consideration to be included in the transaction price is estimated using the expected value method. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on specific price concessions and those expected to be extended to CRA clients estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the consolidated balance sheet. Actual amounts of consideration ultimately received may differ from CRA's estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates in the period such variances become known. Adjustments to the reserves for variable consideration are included in revenues in the consolidated statement of operations.
Reserves for Credit Risk
CRA's accounts receivable and unbilled services consist of receivables from a broad range of clients in a variety of industries located throughout the U.S. and in other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance payment, in the form of a retainer, from certain clients. However, CRA does not require collateral or other security.
CRA maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. CRA estimates these allowances based on historical charge-off rates, adjusted for days of sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. CRA writes off allowances when management determines the balance is uncollectible and all efforts of collection have been exhausted. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.
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
Deferred Compensation
CRA accounts for performance-based and service-based cash awards using an accrual method where changes in estimates or the forgiveness of the principal amount of loans are recorded as compensation expense over the remaining service period. To the extent the terms of an award attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits is accrued over the employee's or non-employee's requisite service period in a systematic and rational manner.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The requisite service period ranges from two to eight years starting with the employee's employment date or non-employee's affiliation date. For an employee or non-employee consultant currently affiliated with us, the requisite service period generally begins at the start of the award's measurement period and when compliance is met with certain contractual requirements. A recipient of such an award is expected to be employed by or affiliated with us for the entire measurement period. If the recipient's employment or affiliation with us terminates during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.
The terms of award agreements may include the achievement of minimum required financial targets over the award's measurement period. These financial targets may include a measure of revenue generation, profitability, or both. The amount of the liability of the award agreements is estimated based on internally generated financial projections or sourced revenue. The process of projecting these financial targets over the measurement period is highly subjective and requires significant judgment and estimates. There can be no assurance that the estimates and assumptions used in preparing these projections will prove to be accurate.
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
CRA classifies as short-term leases any leases with an initial noncancellable term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise. ROU assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheet.
CRA leases office space and equipment. CRA's equipment leases are generally short-term. CRA's office space leases have remaining lease terms between one and nine years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain office space leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of January 3, 2026, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities. Certain of CRA's office space leases impose asset retirement obligations due to office modifications or the periodic redecoration of the premises. These obligations are included in deferred compensation and other non-current liabilities on the consolidated balance sheet and are recorded at a value based on their estimated discounted cash flows.
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
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment as of October 15 and if events or changes in

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
circumstances indicate that the carrying value may not be recoverable. CRA assesses goodwill at the reporting unit level. For CRA's fiscal 2025 goodwill impairment analysis, it operated as one reporting unit, which is its consulting services.
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
Debt Issuance Costs
CRA records its debt issuance costs related to its revolving credit facility as an asset and amortizes the costs over the term of the credit agreement using the straight-line method. Debt issuance costs in the amount of $0.2 million and $0.1 million are included in prepaid expenses and other current assets, and other assets, respectively, in the consolidated balance sheets as of January 3, 2026. Debt issuance costs in the amount of $0.2 million and $0.4 million are included in prepaid expenses and other current assets, and other assets, respectively, in the consolidated balance sheets as of December 28, 2024.
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
The calculation of CRA's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. CRA is periodically reviewed by domestic and foreign tax authorities. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. CRA accounts for uncertainties in income tax positions in accordance with ASC Topic 740, Income Taxes. The number of years with open tax audits varies depending on the tax jurisdiction.
CRA has elected to recognize the tax on global intangible low-taxed income ("GILTI") as a period expense in the period the tax is incurred. As such, CRA has included its GILTI provision associated with current-year operations solely within the estimated annual effective tax rate and has not provided additional GILTI on deferred items.

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
Recent Accounting Standards
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
On January 3, 2026, CRA retrospectively adopted Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the rate reconciliation, provides additional information for reconciling items that meet a quantitative threshold, discloses the amount of income taxes paid disaggregated by federal, state, foreign taxes, and individual jurisdiction. ASU 2023-09 also requires income

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.
Recent Accounting Standards Not Yet Adopted
Interim Reporting (Topic 270): Narrow‑Scope Improvements
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). The ASU is intended to improve the navigability of interim reporting guidance by clarifying when Topic 270 applies, enhancing the organization of required interim disclosures, and providing additional direction on the form and content of interim financial statements. The amendments introduce a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU also compiles a comprehensive list of interim disclosures currently required under GAAP, without expanding or reducing existing requirements.
ASU 2025‑11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, for public business entities, with early adoption permitted. CRA is evaluating the impact of the amendments and does not expect them to materially affect its interim reporting, as the changes primarily clarify existing disclosure requirements.
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
Disaggregation of Revenue
The following tables disaggregate CRA's revenue by type of contract and geographic location (in thousands):

	Year Ended	Year Ended	Year Ended
Type of Contract	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Consulting services revenues:
Fixed-price	$130,552	$126,657	$113,983
Time-and-materials	621,031	560,757	509,993
Total	$751,583	$687,414	$623,976
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
Geographic Breakdown	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Consulting services revenues:
United States	$602,208	$558,803	$493,923
United Kingdom	101,211	86,533	94,445
Other	48,164	42,078	35,608
Total	$751,583	$687,414	$623,976
Reserves for Variable Consideration and Credit Risk
Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on specific price concessions and those expected to be extended to CRA customers estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the consolidated balance sheet. Adjustments to the reserves for variable consideration are included in revenues on the consolidated statements of operations.
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. Under ASC Topic 326, Financial Instruments—Credit Losses, CRA estimates allowances based on historical charge-off rates, adjusted for days sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses on the consolidated statement of operations.
A rollforward of the variable consideration and doubtful accounts reserves for accounts receivable, which includes allowances for doubtful accounts of $1.8 million and $1.1 million as of January 3, 2026 and December 28, 2024, respectively, is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2025	2024
Balance at beginning of fiscal year	$5,659	$4,335
Increases to reserves, net of recoveries	7,155	5,355
Amounts written off and foreign currency translation	(6,150)	(4,031)
Balance at end of fiscal year	$6,664	$5,659

A rollforward of the variable consideration and doubtful accounts reserves for unbilled services is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2025	2024
Balance at beginning of fiscal year	$1,411	$1,629
Increases to reserves, net of recoveries	8,404	10,565
Amounts written off and foreign currency translation	(8,326)	(10,783)
Balance at end of fiscal year	$1,489	$1,411

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Bad debt expense (recovery), net	$746	$534	$533
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including those relating to travel, out-of-pocket expenses, outside consultants and other third-party vendor expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Reimbursable expenses	$72,506	$65,739	$65,277
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings, and cash collections results in accounts receivables, unbilled services, and contract liabilities in the consolidated balance sheet. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. The following table presents the open and closing balances of CRA's accounts receivable, net and unbilled services, net (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Accounts receivable, net	$183,264	$162,293	$142,729
Unbilled services, net	$65,598	$57,255	$56,827
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of January 3, 2026, December 28, 2024 and December 30, 2023.
When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met. Contract liabilities are included in deferred revenue and other liabilities in the consolidated balance sheet. The following table presents the closing balances of CRA's contract liabilities (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Contract liabilities	$9,008	$7,340	$6,037
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Amounts included in contract liabilities at the beginning of the fiscal year	$7,159	$5,885	$6,700
Performance obligations satisfied in previous fiscal years	$3,165	$3,607	$2,912
3.    Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and eight years with interest rates currently between 0.43% and 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2025, 2024 and 2023 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year	Fiscal Year
	2025	2024
Beginning balance	$55,492	$53,941
Advances	87,909	45,494
Repayments	(1,933)	(2,761)
Reclassifications from accrued expenses or to other assets (1)	(2,203)	(9,989)
Amortization (2)	(32,721)	(31,055)
Effects of foreign currency translation	453	(138)
Ending balance	$106,997	$55,492
Current portion of forgivable loans	$16,726	$6,535
Non-current portion of forgivable loans	$90,271	$48,957
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
(2)During the fiscal years ended January 3, 2026 and December 28, 2024, approximately $1.1 million and $5.7 million, respectively, of amortization was accelerated due to terminations.
4.    Leases
The components of CRA's lease expenses, which are included in the consolidated statements of operations, are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Operating lease cost	$19,597	$19,156	$18,783
Short-term lease cost	428	327	371
Variable lease cost	9,195	7,923	6,960
Total lease cost	$29,220	$27,406	$26,114
The following table presents summary information for CRA's lease terms and discount rates for its operating leases:

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 3, 2026	December 28, 2024	December 30, 2023
Weighted average remaining lease term—operating leases	5.5 years	5.7 years	5.8 years
Weighted average discount rate—operating leases	4.3%	3.9%	3.6%
At January 3, 2026, CRA had the following maturities of lease liabilities related to office space, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2026	$20,595
2027	23,310
2028	18,347
2029	16,771
2030	12,757
Thereafter	18,438
Total lease payments	110,218
Less: imputed interest	(16,986)
Total	$93,232
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in accrued expenses and deferred compensation and other non-current liabilities in our consolidated balance sheet. As of January 3, 2026 and December 28, 2024, these redecoration and asset retirement obligations were approximately $2.6 million and $2.4 million, respectively.
As of January 3, 2026, CRA had no additional operating leases that had not yet commenced.
5.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for fiscal 2025 and fiscal 2024 are as follows (in thousands):

	Fiscal Year	Fiscal Year
	2025	2024
Goodwill	$165,630	$165,882
Accumulated goodwill impairment	(71,893)	(71,893)
Goodwill, net at beginning of fiscal year	93,737	93,989
Foreign currency translation adjustment	981	(252)
Goodwill, net at end of fiscal year	$94,718	$93,737
Goodwill, net at January 3, 2026, is comprised of goodwill of $166.6 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during fiscal 2025, fiscal 2024, or fiscal 2023.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2025, fiscal 2024, or fiscal 2023.
The components of acquired identifiable intangible assets are as follows (in thousands):

		January 3, 2026			December 28, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	15,300	(9,614)	5,686	15,300	(8,084)	7,216

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a result of an asset acquisition in CRA's intellectual property practice, CRA recognized $1.5 million of intangible assets related to customer relationships during the second quarter of fiscal 2024. Amortization expense related to intangible assets was $1.5 million, $1.5 million, and $1.4 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Amortization of intangible assets held at January 3, 2026 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2026	$1,530
2027	774
2028	708
2029	708
2030	708
Thereafter	1,258
$5,686
6.    Property and Equipment
Property and equipment consist of the following (in thousands):

	January 3, 2026	December 28, 2024
Computer, office equipment, and software	$37,295	$36,497
Leasehold improvements	66,091	65,639
Furniture	17,231	17,306
Total cost	120,617	119,442
Accumulated depreciation and amortization	(83,904)	(74,237)
Total property and equipment, net	$36,713	$45,205
Depreciation expense was $12.4 million, $10.1 million, and $10.0 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
Long-lived assets by geographic location are as follows (in thousands):

Geographic Breakdown	January 3, 2026	December 28, 2024
Long-lived assets (property and equipment, net):
United States	$30,138	$37,676
United Kingdom	3,497	4,112
Other	3,078	3,417
Total long-lived assets (property and equipment, net)	$36,713	$45,205
7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	January 3, 2026	December 28, 2024
Compensation and related expenses	$192,397	$167,899
Performance awards	21,278	159
Direct project accruals	2,275	2,236
Other	7,510	11,119
Total accrued expenses	$223,460	$181,413

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 3, 2026 and December 28, 2024, approximately $161.5 million and $144.2 million, respectively, of accrued bonuses for fiscal 2025 and fiscal 2024 were included above in "Compensation and related expenses".
8.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Income before provision for income taxes:
U.S.	$59,514	$51,549	$41,238
Foreign	17,059	14,693	11,050
Total	$76,573	$66,242	$52,288
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2026 (53 weeks)	December 28, 2024 (52 weeks)	December 30, 2023 (52 weeks)
Currently payable:
Federal	$14,391	$12,747	$11,544
Foreign	4,491	3,959	2,796
State	4,636	5,748	4,101
Total current expense	23,518	22,454	18,441
Deferred:
Federal	(1,490)	(2,295)	(2,963)
Foreign	(396)	146	(1,041)
State	159	(716)	(630)
Total deferred expense (benefit)	(1,727)	(2,865)	(4,634)
Total tax expense	$21,791	$19,589	$13,807

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Year Ended		Year Ended		Year Ended
	January 3, 2026		December 28, 2024		December 30, 2023
U.S. federal statutory tax rate	$16,080	21.0%	$13,911	21.0%	$10,980	21.0%
State and local income taxes, net of federal income tax effect (1) (2) (3)	3,428	4.5	3,776	5.7	2,755	5.3
Foreign tax effects
Brazil
Changes in valuation allowance	—	—	—	—	(788)	(1.5)
Other	23	—	28	—	(300)	(0.6)
Other foreign jurisdictions	490	0.7	993	1.5	522	1.0
Effect of cross border tax laws	(628)	(0.8)	(477)	(0.7)	(414)	(0.8)
Nontaxable or nondeductible items
Executive compensation	1,625	2.1	998	1.5	874	1.7
Other	415	0.5	189	0.3	163	0.3
Changes in unrecognized tax benefits	352	0.5	201	0.3	(35)	(0.1)
Other adjustments	6	—	(30)	—	50	0.1
Effective tax rate	$21,791	28.5%	$19,589	29.6%	$13,807	26.4%
_______________________________
(1)For the fiscal year ended January 3, 2026, state taxes in California, New York, and Illinois made up the majority (greater than 50%) of the tax effect in this category.
(2)For the fiscal year ended December 28, 2024, state taxes in California, Massachusetts, and New York made up the majority (greater than 50%) of the tax effect in this category.
(3)For the fiscal year ended December 30, 2023, state taxes in California, Massachusetts, and Illinois made up the majority (greater than 50%) of the tax effect in this category.

The components of CRA's deferred tax assets and liabilities are as follows (in thousands):

	January 3, 2026	December 28, 2024
Deferred tax assets:
Accrued compensation and related expense	$21,969	$20,679
Allowance for doubtful accounts	2,759	2,324
Net operating loss carryforwards	800	693
Lease liabilities	23,808	26,627
Foreign exchange and other	498	540
Total gross deferred tax assets	49,834	50,863
Less: valuation allowance	—	(2)
Total deferred tax assets, net of valuation allowance	49,834	50,861
Deferred tax liabilities:
Goodwill and other intangible asset amortization	6,611	6,109
Right-of-Use assets	19,794	21,311
Property and equipment	5,298	6,912
Prepaids and other	898	1,068
Total deferred tax liabilities	32,601	35,400
Net deferred tax assets	$17,233	$15,461

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At January 3, 2026, CRA had foreign net operating loss carryforwards of $2.4 million with indefinite life, an increase of $0.4 million from the prior fiscal year-end. The change in the total valuation allowance for the current fiscal year was immaterial.
The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	Fiscal Year	Fiscal Year
	2025	2024
Balance at beginning of period	$735	$—
Additions for tax positions taken during prior years		276
Additions for tax positions taken during the current year	342	459
Reductions as a result of a lapse of the applicable statutes of limitations	—	—
Balance at end of the period	$1,077	$735

CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. CRA adjusts its unrecognized tax benefits and the associated interest in light of changing facts and circumstances. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. At the end of fiscal 2025, accrued interest for uncertain tax positions was immaterial. CRA's total unrecognized tax benefit at the end of fiscal 2025 is $1.1 million. Settlement of any particular position could require the use of cash. Of the total $1.1 million balance at the end of fiscal 2025, a favorable resolution would result in $0.6 million being recognized as a reduction to the effective income tax rate in the period of resolution. There are no unrecognized tax benefits expected to reverse in the next twelve months.

The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2022. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2021. CRA's United Kingdom ("U.K.") subsidiary's corporate tax returns are no longer subject to examination by His Majesty's Revenue and Customs for years before fiscal 2024.

If amounts are repatriated from certain of our foreign subsidiaries, CRA could be subject to deferred taxes that are a consequence of foreign exchange translation from earnings that are no longer considered permanently reinvested. CRA considers all other undistributed earnings to be indefinitely reinvested. Foreign withholding taxes, estimated to be $0.7 million, have not been recorded for these foreign subsidiaries.
9.    Share-Based Compensation
CRA recorded approximately $5.9 million, $5.3 million, and $4.4 million of compensation expense for fiscal 2025, fiscal 2024, and fiscal 2023, respectively, for share-based awards consisting of, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors, based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded attribution method.
Share-based Compensation Plans.    As of January 3, 2026, CRA's active equity-based compensation plans consist of its 2006 Equity Plan, and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. CRA has a long-term incentive program, or "LTIP," which is used as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.
2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The shares available for grant under the 2006 Equity Plan as of January 3, 2026 was 548,322.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options.    A summary of option activity during fiscal 2025 from the 2006 Equity Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 28, 2024	45,200	$46.15		$6,359
Fiscal 2025:
Granted	—	$—
Exercised	—	$—		$—
Expired	—	$—
Forfeited	—	$—		$—
Outstanding at January 3, 2026	45,200	$46.15	2.44	$6,977
Option exercisable at January 3, 2026	45,200	$46.15	2.44	$6,977
Vested or expected to vest at January 3, 2026	45,200	$46.15	2.44	$6,977
There were no stock options granted in fiscal 2025, fiscal 2024, and fiscal 2023. CRA determines the weighted average fair market value for stock options granted using the Black-Scholes option-pricing model. Generally, the risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield is determined based on CRA's annualized dividend rate per share, as a percentage of average market price of the common stock, on each dividend payment date. The forfeiture rate is based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
No stock options were exercised in fiscal 2025 and fiscal 2024. The aggregate intrinsic value of stock options exercised in fiscal 2023 was approximately $1.5 million.
There were no stock options that vested during fiscal 2025, fiscal 2024, and fiscal 2023. As of January 3, 2026, there was no unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. Options granted during or prior to fiscal 2016 expire on the seventh anniversary of the date of grant. Options granted during or after fiscal 2017 expire on the tenth anniversary of the date of grant.
Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of January 3, 2026 was $1.7 million, which is expected to be recognized over a weighted-average period of 2.7 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2025:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	17,909	$119.30
Granted	4,872	$179.51
Vested	(7,926)	$107.56
Forfeited	—	$—
Non-vested at January 3, 2026	14,855	$145.31

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total fair value of shares of restricted stock that vested during fiscal 2025, fiscal 2024, and fiscal 2023 was $0.9 million, $0.8 million, and $0.7 million, respectively.
Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four or five equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of January 3, 2026 was $2.1 million, which is expected to be recognized over a weighted-average period of 2.5 years. The forfeiture rate of 3.2% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2025:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	48,392	$102.97
Granted	11,074	$187.86
Vested	(19,456)	$88.66
Forfeited	(3,681)	$137.61
Non-vested at January 3, 2026	36,329	$133.01
The total fair value of time-vesting restricted stock units that vested during fiscal 2025, fiscal 2024, and fiscal 2023 was $1.7 million, $1.8 million, and $1.6 million, respectively.
Performance-Vesting RSUs.    CRA grants performance-vesting restricted stock units ("PRSUs"), which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, achievement of performance measures for PRSUs are based on a two-year performance period, after which the units determined based on this achievement will vest three-fourths in the first year following the performance period and one-fourth on the fourth anniversary of the date of grant. Beginning with the 2023 grant, fifty percent will vest in the first year following the performance period and one-fourth on the fourth and fifth anniversaries of the date of the grant. Performance periods and vesting schedules may vary based on the terms of individuals grants. The number of units determined based on the achievement of a PRSUs performance measures generally ranges from 50% to 150% of the PRSUs' target number of units, though achievement ranges may vary by grant.
For PRSUs awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded attribution method.
The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2025. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which equaled 150% of the PRSU's target number of units beginning with 2022 grants and 125% of the PRSUs' target number of units for all grants issued prior to 2022.

	Performance-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2024	68,548	$118.95
Granted	17,069	$188.52
Vested	(19,560)	$89.56
Forfeited	(9,277)	$115.91
Non-vested at January 3, 2026	56,780	$150.48

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2025, fiscal 2024, and fiscal 2023, there were no offering periods under this plan and no shares were issued. As of January 3, 2026, there were 211,777 shares available for grant under the 1998 ESPP.
10.    Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for fiscal 2025, fiscal 2024, and fiscal 2023.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for fiscal 2025, fiscal 2024, and fiscal 2023.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Numerator:
Net income — basic	$54,782	$46,653	$38,481
Less: net income attributable to participating shares	101	127	136
Net income — diluted	$54,681	$46,526	$38,345
Denominator:
Weighted average shares outstanding — basic	6,641	6,821	7,008
Effect of dilutive stock options and restricted stock units	73	87	110
Weighted average shares outstanding — diluted	6,714	6,908	7,118
Net income per share:
Basic	$8.23	$6.82	$5.48
Diluted	$8.14	$6.74	$5.39
Certain share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period. The following table presents the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Anti-dilutive share-based awards excluded	1	1	7
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 3, 2026 and December 28, 2024, CRA did not have any financial instruments measured at fair value on a recurring basis.
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of bioStrategies Group, Inc. during fiscal 2022. The following table summarizes the changes in the contingent consideration liability (in thousands):

	Fiscal Year	Fiscal Year
	2025	2024
Beginning balance	$—	$190
Remeasurement of acquisition-related contingent consideration	—	(190)
Accretion	—	—
Ending balance	$—	$—
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
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1.0 and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of January 3, 2026, CRA was in compliance with the covenants of the Credit Agreement.
There was $34.0 million in borrowings outstanding under the revolving credit facility as of January 3, 2026. As of January 3, 2026, the amount available under the revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.8 million. CRA has chosen to classify the revolver as a current liability in its consolidated balance sheet, as CRA has the intent to repay the amount within 12 months after the balance sheet date.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    Employee Benefit Plans
CRA maintains a qualified defined contribution 401(k) plan, which covers substantially all of its U.S. employees. Under the plan, participants are entitled to make pre-tax and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. Under the plan, participants are also entitled to make after-tax contributions up to $20,000 per calendar year. CRA matches a certain percentage of participant contributions pursuant to the terms of the plan, which contributions are limited to a percentage of the participant’s eligible compensation. CRA made contributions related to the plan of $4.9 million, $4.6 million and $4.5 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
CRA also maintains several defined contribution pension plans for its employees in the U.K. and other foreign countries. CRA made contributions related to these plans of $1.6 million, $1.6 million and $1.5 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
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
The accounting policies of the professional and consulting services segment are the same as those described in Note 1. The chief operating decision maker assesses performance for the professional and consulting services segment and decides how to allocate resources based on consolidated net income that is also reported in the consolidated statement of operations as net income. The measure of segment assets is reported in the consolidated balance sheet as total assets.
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
The following table represents consolidated net income reported by segment revenue, segment profit or loss, and significant segment expenses for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Revenues	$751,583	$687,414	$623,976
Employee compensation and fringe benefit costs	460,578	418,717	378,611
Forgivable loan amortization	32,721	31,055	24,198
Client reimbursable expenses	72,506	65,739	65,277
Other segment expense [1]	109,205	105,661	103,602
Provision for income taxes	21,791	19,589	13,807
Segment net income	54,782	46,653	38,481
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income	$54,782	$46,653	$38,481

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
16.    Subsequent Events

On February 26, 2026, CRA announced that its Board of Directors authorized a $55.0 million expansion to its existing share repurchase program.
On February 26, 2026, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.57 per common share, payable on March 20, 2026 to shareholders of record as of March 10, 2026.