Form 10-Q
period 2026-04-04
CRA INTERNATIONAL, INC.
filed 2026-05-07
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Common Stock, no par value per share	6,463,038 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Revenues	$200,975	$181,851
Costs of services (exclusive of depreciation and amortization)	145,029	120,354
Selling, general and administrative expenses	34,523	32,538
Depreciation and amortization	3,391	3,411
Income from operations	18,032	25,548
Interest expense, net	(1,011)	(429)
Foreign currency gains (losses), net	378	(474)
Income before provision for income taxes	17,399	24,645
Provision for income taxes	6,267	6,643
Net income	$11,132	$18,002
Net income per share:
Basic	$1.71	$2.65
Diluted	$1.69	$2.62
Weighted average number of shares outstanding:
Basic	6,512	6,775
Diluted	6,588	6,862

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Net income	$11,132	$18,002
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(855)	1,743
Comprehensive income	$10,277	$19,745

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	April 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$32,496	$18,210
Accounts receivable, net of allowances of $6,750 and $6,664, respectively	141,024	183,264
Unbilled services, net of allowances of $1,698 and $1,489, respectively	92,238	65,598
Prepaid expenses and other current assets	24,789	19,331
Forgivable loans	25,925	16,726
Total current assets	316,472	303,129
Property and equipment, net	36,312	36,713
Goodwill, net	94,473	94,718
Intangible assets, net	5,304	5,686
Right-of-use assets	72,101	76,132
Deferred income taxes	16,550	17,958
Forgivable loans, net of current portion	117,960	90,271
Other assets	3,242	4,266
Total assets	$662,414	$628,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,273	$30,177
Accrued expenses	132,454	223,460
Deferred revenue and other liabilities	12,647	14,351
Current portion of lease liabilities	17,239	17,223
Current portion of deferred compensation	2,228	10,818
Revolving line of credit	192,000	34,000
Total current liabilities	380,841	330,029
Non-current liabilities:
Deferred compensation and other non-current liabilities	11,582	8,512
Non-current portion of lease liabilities	70,889	76,009
Deferred income taxes	712	725
Total non-current liabilities	83,183	85,246
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,444,116 and 6,547,407 shares issued and outstanding, respectively	—	2,480
Retained earnings	209,189	221,062
Accumulated other comprehensive loss	(10,799)	(9,944)
Total shareholders’ equity	198,390	213,598
Total liabilities and shareholders’ equity	$662,414	$628,873

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
OPERATING ACTIVITIES:
Net income	$11,132	$18,002
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,391	3,411
Right-of-use asset amortization	3,708	3,851
Deferred income taxes	1,436	(1,025)
Share-based compensation expense	1,366	1,390
Bad debt expense (recovery), net	(107)	433
Unrealized foreign currency remeasurement (gains) losses, net	267	52
Changes in operating assets and liabilities:
Accounts receivable	41,682	22,456
Unbilled services	(26,958)	(25,202)
Prepaid expenses and other current assets, and other assets	(4,308)	294
Forgivable loans	(52,707)	(20,219)
Incentive cash awards payable	3,164	2,834
Accounts payable, accrued expenses, and other liabilities	(91,196)	(81,579)
Lease liabilities	(4,759)	(4,692)
Net cash used in operating activities	(113,889)	(79,994)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,649)	(974)
Net cash used in investing activities	(2,649)	(974)
FINANCING ACTIVITIES:
Borrowings under revolving line of credit	208,000	90,000
Repayments under revolving line of credit	(50,000)	(5,000)
Tax withholding payments reimbursed by shares	(1,449)	(2,454)
Cash dividends and dividend equivalents paid	(3,806)	(3,488)
Repurchase of common stock	(21,463)	—
Net cash provided by financing activities	131,282	79,058
Effect of foreign exchange rates on cash and cash equivalents	(458)	797
Net increase (decrease) in cash and cash equivalents	14,286	(1,113)
Cash and cash equivalents at beginning of period	18,210	26,711
Cash and cash equivalents at end of period	$32,496	$25,598

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$52	$(596)
Excise tax on share repurchases	$(192)	$39
Right-of-use assets obtained in exchange for lease obligations	$—	$701
Supplemental cash flow information:
Cash paid for taxes	$1,926	$3,181
Cash paid for interest	$564	$131
Cash paid for amounts included in operating lease liabilities	$5,956	$5,714

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 3, 2026	6,547,407	$2,480	$221,062	$(9,944)	$213,598
Net income	—	—	11,132	—	11,132
Foreign currency translation adjustment, net of tax	—	—	—	(855)	(855)
Share-based compensation expense	—	1,366	—	—	1,366
Restricted shares vesting	20,898	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,149)	(1,449)	—	—	(1,449)
Shares repurchased	(116,040)	(2,397)	(19,066)	—	(21,463)
Accrued excise tax on shares repurchased	—	—	(192)	—	(192)
Accrued dividends on unvested shares	—	—	59	—	59
Cash dividends paid ($0.57 per share)	—	—	(3,806)	—	(3,806)
BALANCE AT APRIL 4, 2026	6,444,116	$—	$209,189	$(10,799)	$198,390

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 28, 2024	6,768,575	$1,663	$225,461	$(15,051)	$212,073
Net income	—	—	18,002	—	18,002
Foreign currency translation adjustment, net of tax	—	—	—	1,743	1,743
Share-based compensation expense	—	1,390	—	—	1,390
Restricted shares vesting	34,780	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(13,462)	(2,454)	—	—	(2,454)
Accrued excise tax on shares repurchased	—	—	39	—	39
Accrued dividends on unvested shares	—	—	14	—	14
Cash dividends paid ($0.49 per share)	—	—	(3,488)	—	(3,488)
BALANCE AT MARCH 29, 2025	6,789,893	$599	$240,028	$(13,308)	$227,319

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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA and its wholly-owned subsidiaries (collectively, the "Company") which require consolidation, after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the Company’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with U.S. GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 3, 2026 included in CRA’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.
Note 1 to the Consolidated Financial Statements included in Part II, Item 8, on Form 10-K for the fiscal year ended January 3, 2026 describes the significant accounting policies and methods used in preparation of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Recent Accounting Standards
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
On January 4, 2026, CRA adopted Accounting Standards Update ("ASU") No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernized the accounting for internal-use software. ASU 2025-06 removed all references to software development stages and requires capitalization of software costs when management has committed to funding the software project and it is probable the project will be completed and the software will be used to perform the function intended. The adoption of ASU 2025‑06 did not have a material impact on CRA’s condensed consolidated financial statements.
Recent Accounting Standards Not Yet Adopted
Interim Reporting (Topic 270): Narrow‑Scope Improvements
In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). ASU 2025-11 is intended to improve the navigability of interim reporting guidance by clarifying when Topic 270 applies, enhancing the organization of required interim disclosures, and providing additional direction on the form and content of interim financial statements. The amendments introduce a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 also compiles a comprehensive list of interim disclosures currently required under U.S. GAAP, without expanding or reducing existing requirements.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disclosure, in the notes to the financial statements, specified information about certain costs and expenses including employee compensation, depreciation, and intangible asset amortization.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended
Type of Contract	April 4, 2026	March 29, 2025
Consulting services revenues:
Fixed-price	$35,820	$30,329
Time-and-materials	165,155	151,522
Total	$200,975	$181,851
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended
Geographic Breakdown	April 4, 2026	March 29, 2025
Consulting services revenues:
United States	$160,013	$149,714
United Kingdom	28,025	23,124
Other	12,937	9,013
Total	$200,975	$181,851

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Reserves for Variable Consideration and Credit Risk
Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on specific price concessions and those expected to be extended to CRA customers estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the condensed consolidated balance sheet. Adjustments to the reserves for variable consideration are included in revenues on the condensed consolidated statement of operations.
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. Under ASC Topic 326, Financial Instruments—Credit Losses, CRA estimates allowances based on historical charge-off rates, adjusted for days sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses on the condensed consolidated statement of operations.
The following table presents CRA's bad debt expense, net of recoveries of previously written-off allowances (in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Bad debt expense (recovery), net	$(107)	$433
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including those relating to travel, out-of-pocket expenses, outside consultants and other third-party vendor expenses. CRA recovers substantially all these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Reimbursable expenses	$19,057	$16,506
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings, and cash collections results in accounts receivables, unbilled services, and contract liabilities in the condensed consolidated balance sheet. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. The following table presents the open and closing balances of CRA's accounts receivable, net and unbilled services, net (in thousands):

	April 4, 2026	January 3, 2026	December 28, 2024
Accounts receivable, net	$141,024	$183,264	$162,293
Unbilled services, net	$92,238	$65,598	$57,255
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of April 4, 2026, January 3, 2026, and December 28, 2024.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met. Contract liabilities are included in deferred revenue and other liabilities in the condensed consolidated balance sheet. The following table presents the closing balances of CRA's contract liabilities (in thousands):

	April 4, 2026	January 3, 2026	December 28, 2024
Contract liabilities	$6,048	$9,008	$7,340
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Amounts included in contract liabilities at the beginning of the period	$6,586	$6,290
Performance obligations satisfied in previous periods	$3,375	$2,325
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and eight years with interest rates currently between 0.43% and 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During the fiscal quarter ended April 4, 2026 and fiscal year ended January 3, 2026 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	April 4, 2026	January 3, 2026
Beginning balance	$106,997	$55,492
Advances	62,367	87,909
Repayments	(50)	(1,933)
Reclassifications from accrued expenses or to other assets (1)	(15,644)	(2,203)
Amortization (2)	(9,685)	(32,721)
Effects of foreign currency translation	(100)	453
Ending balance	$143,885	$106,997
Current portion of forgivable loans	$25,925	$16,726
Non-current portion of forgivable loans	$117,960	$90,271
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(2)During the fiscal quarter ended April 4, 2026, approximately $0.1 million of amortization was accelerated due to involuntary terminations. During the fiscal year ended January 3, 2026, approximately $1.1 million of amortization was accelerated due to terminations.

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal quarter ended April 4, 2026 are summarized as follows (in thousands):

Goodwill, at January 3, 2026	$166,611
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 3, 2026	94,718
Foreign currency translation adjustment	(245)
Goodwill, net at April 4, 2026	$94,473
Goodwill, net at April 4, 2026 is comprised of goodwill of $166.4 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal quarter ended April 4, 2026 or during the fiscal year ended January 3, 2026.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal quarter ended April 4, 2026 or during the fiscal year ended January 3, 2026.
The components of acquired identifiable intangible assets are as follows (in thousands):

		April 4, 2026			January 3, 2026
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$15,300	$(9,996)	$5,304	$15,300	$(9,614)	$5,686
Amortization expense related to intangible assets was $0.4 million for both the fiscal quarters ended April 4, 2026 and March 29, 2025.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 4, 2026	January 3, 2026
Compensation and related expenses	$111,037	$192,397
Performance awards	7,733	21,278
Direct project accruals	2,603	2,275
Other	11,081	7,510
Total accrued expenses	$132,454	$223,460
As of April 4, 2026 and January 3, 2026, approximately $68.8 million and $161.5 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Income Taxes
For the fiscal quarters ended April 4, 2026 and March 29, 2025, the effective income tax rate (“ETR”) was 36.0% and 27.0%, respectively. The ETR for the fiscal quarter ended April 4, 2026 was higher than the fiscal quarter ended March 29, 2025 primarily due to an increase in nondeductible executive compensation, the recording of a valuation allowance in a foreign jurisdiction, and a decrease in tax benefit related to share-based compensation, partially offset by a decrease to a prior year tax reserve.

7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or the treasury stock method. The two-class method was more dilutive for the fiscal quarters ended April 4, 2026 and March 29, 2025.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters ended April 4, 2026 and March 29, 2025.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Numerator:
Net income — basic	$11,132	$18,002
Less: net income attributable to participating shares	17	47
Net income — diluted	$11,115	$17,955
Denominator:
Weighted average shares outstanding — basic	6,512	6,775
Effect of dilutive stock options and restricted stock units	76	87
Weighted average shares outstanding — diluted	6,588	6,862
Net income per share:
Basic	$1.71	$2.65
Diluted	$1.69	$2.62
Anti-dilutive share-based awards are excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding. There were no anti-dilutive share-based awards for the fiscal quarters ended April 4, 2026 and March 29, 2025.
8. Credit Agreement
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
Under the Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1.0 and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of April 4, 2026, CRA was in compliance with the covenants of the Credit Agreement.
There were $192.0 million and $34.0 million in borrowings outstanding under the revolving credit facility as of April 4, 2026 and January 3, 2026, respectively. The amounts available under the revolving credit facility were reduced by certain letters of credit outstanding, which amounted to $3.8 million, as of both April 4, 2026 and January 3, 2026. CRA has chosen to classify the revolver as a current liability in its condensed consolidated balance sheet, as CRA has the intent to repay the amount within 12 months after the balance sheet date.
9. Commitments and Contingencies
As described in Note 8, CRA is party to standby letters of credit with its banks in support of minimum future lease payments under certain operating leases for office space.
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
10.    Segment Reporting
CRA manages its business globally within one operating segment, professional and consulting services, in accordance with ASC Topic 280, Segment Reporting. The accounting policies of the professional and consulting services segment are the same as those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the SEC on February 26, 2026.
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
The following table represents consolidated net income reported by segment revenue, segment profit or loss, and significant segment expenses (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Revenues	$200,975	$181,851
Employee compensation and fringe benefit costs	127,417	112,798
Forgivable loan amortization	9,685	6,652
Client reimbursable expenses	19,057	16,506
Other segment expense (1)	27,417	21,250
Provision for income taxes	6,267	6,643
Segment net income	11,132	18,002
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$11,132	$18,002

[1] Other segment expenses included in segment net income includes, rent, commissions to non-employee experts, legal and professional services, software subscription and data services, travel and entertainment expenses, training and marketing expenses, other operating expenses, depreciation and amortization, interest expense, net, and foreign currency gains (losses), net.

11. Subsequent Events
On May 4, 2026, the Credit Agreement was amended and restated to increase the capacity of the revolving credit facility by $50.0 million to $300.0 million.
On May 7, 2026, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.57 per common share, payable on June 12, 2026 to shareholders of record as of May 26, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading “Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the other documents that we file with the SEC. The SEC maintains a website that contains these documents, reports, proxy statements, information statements, and other information regarding issuers, such as us, that file electronically with the SEC at https://www.sec.gov.
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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of April 4, 2026 remain unchanged from January 3, 2026. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the SEC on February 26, 2026 for details on these critical accounting policies.
Recent Accounting Standards
On January 4, 2026, CRA adopted Accounting Standards Update ("ASU") No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernized the accounting for internal-use software. ASU 2025-06 removed all references to software development stages and requires capitalization of software costs when management has committed to funding the software project and it is probable the project will be completed and the software will be used to perform the function intended. The adoption of ASU 2025‑06 did not have a material impact CRA’s condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter Ended April 4, 2026, Compared to the Fiscal Quarter Ended March 29, 2025
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	72.2	66.2
Selling, general and administrative expenses	17.2	17.9
Depreciation and amortization	1.7	1.9
Income from operations	9.0	14.0
Interest expense, net	(0.5)	(0.2)
Foreign currency gains (losses), net	0.2	(0.3)
Income before provision for income taxes	8.7	13.6
Provision for income taxes	3.1	3.7
Net income	5.5%	9.9%

Fiscal Quarter Ended April 4, 2026, Compared to the Fiscal Quarter Ended March 29, 2025
Revenues. Revenues increased by $19.1 million, or 10.5%, to $201.0 million for the first quarter of fiscal 2026 from $181.9 million for the first quarter of fiscal 2025. Utilization increased to 77% for the first quarter of fiscal 2026 from 76% for the first quarter of fiscal 2025, while consultant headcount increased to 971 at the end of the first quarter of fiscal 2026 from 947 at the end of the first quarter of fiscal 2025.
Overall, revenues outside of the U.S. represented approximately 20% and 18% of net revenues for each of the first quarters of fiscal 2026 and fiscal 2025, respectively. Revenues derived from fixed-price projects increased to 18% of net revenues for the first quarter of fiscal 2026 compared to 17% of net revenues for the first quarter of fiscal 2025. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $24.6 million, or 20.4%, to $145.0 million for the first quarter of fiscal 2026 from $120.4 million for the first quarter of fiscal 2025. The increase in costs of services was due to an increase in employee and incentive compensation of $11.8 million, an increase in forgivable loan amortization, including performance award amortization of $10.2 million, and an increase in indirect project expenses of $2.6 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 72.2% for the first quarter of fiscal 2026 from 66.2% for the first quarter of fiscal 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.0 million, or 6.2%, to $34.5 million for the first quarter of fiscal 2026 from $32.5 million for the first quarter of fiscal 2025. Within this category of expenses, there was a $1.0 million increase in employee and incentive compensation, a $0.7 million increase in travel and entertainment, a $0.5 million increase in legal and professional service fees, a $0.3 million increase in rent expense, and a $0.3 million increase in miscellaneous and other fees, partially offset by a $0.8 million decrease in commissions to non-employee experts for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025.
As a percentage of revenues, selling, general and administrative expenses decreased to 17.2% for the first quarter of fiscal 2026 from 17.9% for the first quarter of fiscal 2025. Commissions to our non-employee experts decreased to 1.5% of revenues for the first quarter of fiscal 2026 compared to 2.0% of revenues for the first quarter of fiscal 2025.
Provision for Income Taxes. The income tax provision was $6.3 million and the ETR was 36.0% for the first quarter of fiscal 2026 compared to $6.6 million and 27.0% for the first quarter of fiscal 2025. The ETR for the fiscal quarter ended April 4, 2026 was higher than the fiscal quarter ended March 29, 2025 primarily due to an increase in nondeductible executive compensation, the recording of a valuation allowance in a foreign jurisdiction, and a decrease in tax benefit related to share-based compensation, partially offset by a decrease to a prior year tax reserve. The ETR for the first quarters of fiscal 2026 and 2025 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation and the Foreign-Derived Deduction Eligible Income deduction. Specific to the current quarter, the ETR was also higher due to the recording of a valuation allowance in a foreign jurisdiction.
Net Income. Net income decreased to $11.1 million for the first quarter of fiscal 2026 from $18.0 million for the first quarter of fiscal 2025. The net income per diluted share was $1.69 per share for the first quarter of fiscal 2026, compared to $2.62 for the first quarter of fiscal 2025. Weighted average diluted shares outstanding decreased by approximately 274,000 shares to approximately 6,588,000 shares for the first quarter of fiscal 2026 from approximately 6,862,000 shares for the first quarter of fiscal 2025. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since March 29, 2025, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since March 29, 2025.

Liquidity and Capital Resources
Fiscal Quarter Ended April 4, 2026
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of April 4, 2026, we had $32.5 million of cash and cash equivalents and $54.2 million of borrowing capacity under our revolving credit facility.
General. During the fiscal quarter ended April 4, 2026, cash and cash equivalents increased by $14.3 million. We completed the period with cash and cash equivalents of $32.5 million. The principal drivers of the increase in cash and cash equivalents were net borrowings of $158.0 million, offset by the payment of a significant portion of our fiscal 2025 performance bonuses in the first quarter of fiscal 2026, forgivable loan advances, repurchase of shares, and the payment of dividends.
At April 4, 2026, $5.6 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal quarter ended April 4, 2026, net cash used in operating activities was $113.9 million. Net income was $11.1 million for the fiscal quarter ended April 4, 2026. Uses of cash for operating activities included a decrease in accounts payable, accrued expenses, and other liabilities of $91.2 million, primarily due to the payment of a significant portion of our fiscal 2025 performance bonuses, an increase in forgivable loans for the period of $52.6 million which was primarily driven by $62.3 million of forgivable loan issuances, net of repayments, offset by $9.7 million of forgivable loan amortization, an increase of $27.0 million in unbilled receivables, a $4.8 million decrease in lease liabilities, and a $4.3 million increase in prepaid expenses and other current assets, and other assets. Partially offsetting these uses of cash was a decrease of $41.7 million in accounts receivable and an increase of $3.2 million in incentive cash awards payable.
Non-cash items included right-of-use amortization of $3.7 million, depreciation and amortization expense of $3.4 million, share-based compensation expenses of $1.4 million, and unrealized foreign currency remeasurement losses, net of $0.3 million.
During the fiscal quarter ended April 4, 2026, net cash used in investing activities was $2.6 million, which consisted of capital expenditures, primarily related to computer equipment.
During the fiscal quarter ended April 4, 2026, net cash provided by financing activities was $131.3 million, primarily as a result of net borrowings under the revolving credit facility of $158.0 million. Offsetting this increase in cash provided by financing activities were repurchases of common stock of $21.5 million, payment of cash dividends and dividend equivalents of $3.8 million, and tax withholding payments reimbursed by restricted shares on vesting of $1.4 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in deferred compensation and other non-current liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At April 4, 2026, we expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months of $0.2 million. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.0 million and are expected to be paid between fiscal year 2026 and fiscal year 2035 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
Indebtedness
CRA is party to a Credit Agreement, dated as of August 19, 2022 (as amended, the "Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Credit Agreement provides CRA with a $250.0 million revolving credit facility, which may be decreased at CRA's option to $200.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $250.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit. On May 4, 2026, the Credit Agreement was amended and restated to increase the capacity of the revolving credit facility by $50.0 million to $300.0 million. The expanded facility will continue to provide financial flexibility to support our continued growth and working capital needs.
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
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1.0 and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of April 4, 2026, we were in compliance with the covenants of the Credit Agreement.
There were $192.0 million and $34.0 million in borrowings outstanding under the revolving credit facility as of April 4, 2026 and January 3, 2026, respectively. The amounts available under the revolving credit facility were reduced by certain letters of credit outstanding, which amounted to $3.8 million, as of both April 4, 2026 and January 3, 2026. CRA has chosen to classify the revolver as a current liability in its condensed consolidated balance sheet, as CRA has the intent to repay the amount within 12 months after the balance sheet date.
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
Share Repurchases
In February 2026, we announced that our Board of Directors authorized an expansion to our existing share repurchase program by an additional $55.0 million of our common stock, in addition to the $10.9 million then remaining under the program. The program has no expiration date. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During the fiscal quarter ended April 4, 2026, we repurchased and retired 116,040 shares under our share repurchase program at an average price per share of $184.96. We had approximately $44.5 million available for future repurchases under our share repurchase program as of April 4, 2026. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarters ended April 4, 2026 and March 29, 2025, we paid dividends and dividend equivalents of $3.8 million and $3.5 million, respectively.
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
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended April 4, 2026. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2026.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with U.S. GAAP.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2026. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026. There have been no material changes to these risk factors during the fiscal quarter ended April 4, 2026.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended April 4, 2026. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2026.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 4, 2026 to January 31, 2026	531	$189.85	—	$10,938,899
February 1, 2026 to February 28, 2026	2,216	$180.80	—	$65,938,899
March 1, 2026 to April 4, 2026	121,442	$184.54	116,040	$44,475,857
Total	124,189	$185.06	116,040
_______________________________
(1)During the four weeks ended January 31, 2026, we accepted 531 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, as amended, at the average price per share of $189.85. During the four weeks ended February 28, 2026, we accepted 2,216 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, as amended, at the average price per share of $180.80. During the five weeks ended April 4, 2026, we accepted 5,402 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, as amended, at the average price per share of $175.55.
(2)On February 26, 2026, we announced that our Board of Directors authorized an expansion to our existing share repurchase program by an additional $55.0 million of our common stock, in addition to the $10.9 million then remaining under the program. The program has no expiration date. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended April 4, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Credit Agreement Amendment
On May 4, 2026, the Company and its subsidiaries CRA International (UK) Limited (the “UK Borrower”) and CRA International Limited (the “Canadian Borrower”, and, together with the UK Borrower, the “Designated Borrowers”; the Designated Borrowers, together with the Company, the “Borrowers”) entered into an amendment (the “Incremental Amendment”) to the Credit Agreement, dated as of August 19, 2022 (as amended by the Incremental Amendment and any prior amendments or other modifications prior thereto, the “Credit Agreement”), among the Borrowers, certain lenders, certain letter of credit issuers, and Bank of America, N.A., as administrative agent.
Pursuant to the Incremental Amendment, the aggregate principal amount of the revolving credit facility commitments extended to the Borrowers under the Credit Agreement was increased from $250 million to $300 million (subject to the existing sublimits with respect to the maximum amount of the revolving credit loans to be made to the Designated Borrowers and certain other matters).
The Company may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes, subject to compliance with the terms of the Credit Agreement. The Company may repay any borrowings under the revolving credit facility at any time (without any premium or penalty), but must repay all borrowings thereunder in no event later than August 19, 2027.
The foregoing description of the Incremental Amendment is qualified in its entirety by reference to the full text of the Incremental Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
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
Consent and Waiver to Credit Agreement, dated as of March 31, 2026, by and among CRA International, Inc., CRA International (UK) Limited, and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto.

10.2	X
Amendment No. 2 to Credit Agreement, dated as of May 4, 2026, by and among CRA International, Inc., CRA International (UK) Limited, and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto.

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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended April 4, 2026 and March 29, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended April 4, 2026 and March 29, 2025, (iii) Condensed Consolidated Balance Sheets (unaudited) at April 4, 2026 and January 3, 2026, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended April 4, 2026 and March 29, 2025, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter ended April 4, 2026 and March 29, 2025, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: May 7, 2026	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President, Chief Executive Officer, and Chairman of the Board (principal executive officer)

Date: May 7, 2026	By:	/s/ ERIC NIERENBERG
Eric Nierenberg
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date: May 7, 2026	By:	/s/ SANDRA A. DAVID
Sandra A. David
Vice President and Chief Accounting Officer (principal accounting officer)