Form 10-Q
period 2026-07-04
CRA INTERNATIONAL, INC.
filed 2026-08-06
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, no par value per share	6,276,860 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended July 4, 2026 and June 28, 2025	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended July 4, 2026 and June 28, 2025	4
	Condensed Consolidated Balance Sheets (unaudited)—July 4, 2026 and January 3, 2026	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended July 4, 2026 and June 28, 2025	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended July 4, 2026 and June 28, 2025	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Mine Safety Disclosures	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	27
Signatures		28

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues	$210,815	$186,878	$411,790	$368,729
Costs of services (exclusive of depreciation and amortization)	148,734	128,542	293,762	248,896
Selling, general and administrative expenses	35,259	35,079	69,784	67,617
Depreciation and amortization	3,281	3,530	6,672	6,941
Income from operations	23,541	19,727	41,572	45,275
Interest expense, net	(2,954)	(1,796)	(3,965)	(2,225)
Foreign currency gains (losses), net	(467)	(815)	(88)	(1,290)
Income before provision for income taxes	20,120	17,116	37,519	41,760
Provision for income taxes	6,612	4,994	12,879	11,636
Net income	$13,508	$12,122	$24,640	$30,124
Net income per share:
Basic	$2.13	$1.81	$3.84	$4.47
Diluted	$2.10	$1.79	$3.79	$4.42
Weighted average number of shares outstanding:
Basic	6,348	6,694	6,430	6,734
Diluted	6,407	6,753	6,498	6,807

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$13,508	$12,122	$24,640	$30,124
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(19)	3,823	(874)	5,566
Comprehensive income	$13,489	$15,945	$23,766	$35,690

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	July 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$21,442	$18,210
Accounts receivable, net of allowances of $6,262 and $6,664, respectively	168,076	183,264
Unbilled services, net of allowances of $1,863 and $1,489, respectively	103,623	65,598
Prepaid expenses and other current assets	23,569	19,331
Forgivable loans	22,265	16,726
Total current assets	338,975	303,129
Property and equipment, net	34,917	36,713
Goodwill, net	94,585	94,718
Intangible assets, net	4,921	5,686
Right-of-use assets	69,370	76,132
Deferred income taxes	15,022	17,958
Forgivable loans, net of current portion	119,330	90,271
Other assets	1,357	4,266
Total assets	$678,477	$628,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,217	$30,177
Accrued expenses	138,776	223,460
Deferred revenue and other liabilities	9,058	14,351
Current portion of lease liabilities	17,695	17,223
Current portion of deferred compensation	5,462	10,818
Revolving line of credit	219,000	34,000
Total current liabilities	415,208	330,029
Non-current liabilities:
Deferred compensation and other non-current liabilities	13,550	8,512
Non-current portion of lease liabilities	66,956	76,009
Deferred income taxes	915	725
Total non-current liabilities	81,421	85,246
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,256,322 and 6,547,407 shares issued and outstanding, respectively	426	2,480
Retained earnings	192,240	221,062
Accumulated other comprehensive loss	(10,818)	(9,944)
Total shareholders’ equity	181,848	213,598
Total liabilities and shareholders’ equity	$678,477	$628,873

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025
OPERATING ACTIVITIES:
Net income	$24,640	$30,124
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,672	6,941
Right-of-use asset amortization	7,412	7,748
Deferred income taxes	3,173	(360)
Share-based compensation expense	3,777	2,352
Bad debt expense (recovery), net	(117)	563
Unrealized foreign currency remeasurement (gains) losses, net	61	465
Changes in operating assets and liabilities:
Accounts receivable	14,710	5,161
Unbilled services	(38,346)	(16,532)
Prepaid expenses and other current assets, and other assets	(1,377)	(671)
Forgivable loans	(58,263)	(26,312)
Incentive cash awards payable	6,437	6,001
Accounts payable, accrued expenses, and other liabilities	(77,877)	(80,182)
Lease liabilities	(9,215)	(9,440)
Net cash used in operating activities	(118,313)	(74,142)
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,295)	(2,163)
Net cash used in investing activities	(4,295)	(2,163)
FINANCING ACTIVITIES:
Borrowings under revolving line of credit	257,500	132,000
Repayments under revolving line of credit	(72,500)	(12,000)
Tax withholding payments reimbursed by shares	(2,135)	(2,809)
Cash dividends and dividend equivalents paid	(7,438)	(6,858)
Repurchase of common stock	(49,303)	(43,150)
Net cash provided by financing activities	126,124	67,183
Effect of foreign exchange rates on cash and cash equivalents	(284)	1,859
Net increase (decrease) in cash and cash equivalents	3,232	(7,263)
Cash and cash equivalents at beginning of period	18,210	26,711
Cash and cash equivalents at end of period	$21,442	$19,448

Noncash investing and financing activities:
Decrease in accounts payable and accrued expenses for property and equipment	$(128)	$(585)
Excise tax on share repurchases	$(462)	$(388)
Right-of-use assets obtained in exchange for lease obligations	$885	$7,808
Supplemental cash flow information:
Cash paid for taxes	$10,212	$14,854
Cash paid for interest	$3,057	$1,670
Cash paid for amounts included in operating lease liabilities	$11,640	$11,515

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 3, 2026	6,547,407	$2,480	$221,062	$(9,944)	$213,598
Net income	—	—	11,132	—	11,132
Foreign currency translation adjustment, net of tax	—	—	—	(855)	(855)
Share-based compensation expense	—	1,366	—	—	1,366
Restricted shares vesting	20,898	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,149)	(1,449)	—	—	(1,449)
Shares repurchased	(116,040)	(2,397)	(19,066)	—	(21,463)
Accrued excise tax on shares repurchased	—	—	(192)	—	(192)
Accrued dividends on unvested shares	—	—	59	—	59
Cash dividends paid ($0.57 per share)	—	—	(3,806)	—	(3,806)
BALANCE AT APRIL 4, 2026	6,444,116	$—	$209,189	$(10,799)	$198,390
Net income	—	—	13,508	—	13,508
Foreign currency translation adjustment	—	—	—	(19)	(19)
Share-based compensation expense	—	2,411	—	—	2,411
Restricted shares vesting	9,457	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(4,306)	(686)	—	—	(686)
Shares repurchased	(192,945)	(1,299)	(26,541)	—	(27,840)
Accrued excise tax on shares repurchased	—	—	(270)	—	(270)
Accrued dividends on unvested shares	—	—	(14)	—	(14)
Cash dividends paid ($0.57 per share)	—	—	(3,632)	—	(3,632)
BALANCE AT JULY 4, 2026	6,256,322	$426	$192,240	$(10,818)	$181,848

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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Consulting services revenues:
Fixed-price	$48,053	$29,413	$83,873	$59,742
Time-and-materials	162,762	157,465	327,917	308,987
Total	$210,815	$186,878	$411,790	$368,729
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Consulting services revenues:
United States	$165,217	$151,745	$325,230	$301,458
United Kingdom	30,120	22,463	58,144	45,587
Other	15,478	12,670	28,416	21,684
Total	$210,815	$186,878	$411,790	$368,729

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
The following table presents CRA's bad debt expense, net of recoveries of previously written-off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Bad debt expense (recovery), net	$(10)	$129	$(117)	$563
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including those relating to travel, out-of-pocket expenses, outside consultants and other third-party vendor expenses. CRA recovers substantially all these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Reimbursable expenses	$20,085	$19,615	$39,143	$36,121
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

	July 4, 2026	January 3, 2026	December 28, 2024
Accounts receivable, net	$168,076	$183,264	$162,293
Unbilled services, net	$103,623	$65,598	$57,255
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of July 4, 2026, January 3, 2026, and December 28, 2024.

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

	July 4, 2026	January 3, 2026	December 28, 2024
Contract liabilities	$3,832	$9,008	$7,340
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Amounts included in contract liabilities at the beginning of the period	$4,127	$2,567	$8,339	$6,983
Performance obligations satisfied in previous periods	$6,848	$3,686	$3,946	$2,702
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and eight years with interest rates currently between 1.26% and 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During the fiscal year-to-date period ended July 4, 2026 and fiscal year ended January 3, 2026 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 4, 2026	January 3, 2026
Beginning balance	$106,997	$55,492
Advances	81,974	87,909
Repayments	(1,433)	(1,933)
Reclassifications from accrued expenses or to other assets (1)	(23,670)	(2,203)
Amortization (2)	(22,143)	(32,721)
Effects of foreign currency translation	(130)	453
Ending balance	$141,595	$106,997
Current portion of forgivable loans	$22,265	$16,726
Non-current portion of forgivable loans	$119,330	$90,271
_______________________________

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
(2)During the fiscal year-to-date period ended July 4, 2026, approximately $0.1 million of amortization was accelerated due to involuntary terminations. During the fiscal year ended January 3, 2026, approximately $1.1 million of amortization was accelerated due to terminations.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended July 4, 2026 are summarized as follows (in thousands):

Goodwill, at January 3, 2026	$166,611
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 3, 2026	94,718
Foreign currency translation adjustment	(133)
Goodwill, net at July 4, 2026	$94,585
Goodwill, net at July 4, 2026 is comprised of goodwill of $166.5 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal year-to-date period ended July 4, 2026 or during the fiscal year ended January 3, 2026.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal year-to-date period ended July 4, 2026 or during the fiscal year ended January 3, 2026.
The components of acquired identifiable intangible assets are as follows (in thousands):

		July 4, 2026			January 3, 2026
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$15,300	$(10,379)	$4,921	$15,300	$(9,614)	$5,686
Amortization expense related to intangible assets was $0.4 million and $0.8 million for the fiscal quarter and fiscal year-to-date period ended July 4, 2026, respectively. Amortization expense related to intangible assets was $0.4 million and $0.8 million for the fiscal quarter and fiscal year-to-date period ended June 28, 2025, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 4, 2026	January 3, 2026
Compensation and related expenses	$127,429	$192,397
Performance awards	—	21,278
Direct project accruals	2,657	2,275
Other	8,690	7,510
Total accrued expenses	$138,776	$223,460

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of July 4, 2026 and January 3, 2026, approximately $97.4 million and $161.5 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended July 4, 2026 and June 28, 2025, the effective income tax rate (“ETR”) was 32.9% and 29.2%, respectively. The ETR for the fiscal quarter ended July 4, 2026 was higher than the fiscal quarter ended June 28, 2025 primarily due to an increase in nondeductible executive compensation partially offset by a remeasurement of deferred tax assets related to changes in current-year state apportionment.

For the fiscal year-to-date periods ended July 4, 2026 and June 28, 2025, CRA's ETR was 34.3% and 27.9%, respectively. The ETR for the current fiscal year-to-date period was higher than the prior year-to-date period primarily due to an increase in nondeductible executive compensation, the recording of a valuation allowance in a foreign jurisdiction, and a decrease in the tax benefit related to share-based compensation. The increase was partially offset due to the remeasurement of deferred tax assets related to changes in current-year state apportionment and a decrease to a prior year tax reserve.
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or the treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended July 4, 2026 and June 28, 2025.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended July 4, 2026 and June 28, 2025.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator:
Net income — basic	$13,508	$12,122	$24,640	$30,124
Less: net income attributable to participating shares	23	23	39	61
Net income — diluted	$13,485	$12,099	$24,601	$30,063
Denominator:
Weighted average shares outstanding — basic	$6,348	$6,694	$6,430	$6,734
Effect of dilutive stock options and restricted stock units	59	59	68	73
Weighted average shares outstanding — diluted	6,407	6,753	6,498	6,807
Net income per share:
Basic	$2.13	$1.81	$3.84	$4.47
Diluted	$2.10	$1.79	$3.79	$4.42

Anti-dilutive share-based awards are excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding. For the fiscal quarter and fiscal year-to-date period ended July 4, 2026,

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 10,163 and 2,541 shares, respectively. For the fiscal quarter and fiscal year-to-date period ended June 28, 2025, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 5,229 and 1,283 shares, respectively.
8. Credit Agreement
CRA is party to a Credit Agreement, dated as of August 19, 2022 (as amended, the "Existing Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Existing Credit Agreement provides CRA with a $300.0 million revolving credit facility, which may be decreased at CRA's option to $240.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $300.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
Under the Existing Credit Agreement, CRA must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1.0 and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The primary non-financial covenants include, but are not limited to, restrictions on CRA's ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees, or upon the breach of any covenant. As of July 4, 2026, CRA was in compliance with the covenants of the Existing Credit Agreement.
There were $219.0 million and $34.0 million in borrowings outstanding under the revolving credit facility as of July 4, 2026 and January 3, 2026, respectively. The amounts available under the revolving credit facility were reduced by certain letters of credit outstanding, which amounted to $3.7 million and $3.8 million, as of July 4, 2026 and January 3, 2026, respectively. CRA has chosen to classify the revolver as a current liability in its condensed consolidated balance sheet, as CRA has the intent to repay the amount within 12 months after the balance sheet date.
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
10.    Segment Reporting
CRA manages its business globally within one operating segment, professional and consulting services, in accordance with ASC Topic 280, Segment Reporting. The accounting policies of the professional and consulting services segment are the same as those described in Note 1 of CRA's Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the SEC on February 26, 2026.
The chief operating decision maker, which is CRA's Chief Executive Officer, assesses performance for the professional and consulting services segment and decides how to allocate resources based on consolidated net income that is also reported in

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the condensed consolidated statements of operations as net income. The measure of segment assets is reported in the condensed consolidated balance sheets as total assets.
The following table represents consolidated net income reported by segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues	$210,815	$186,878	$411,790	$368,729
Employee compensation and fringe benefit costs	127,839	110,860	255,257	223,657
Forgivable loan amortization	12,458	7,428	22,143	14,080
Client reimbursable expenses	20,085	19,615	39,143	36,121
Other segment expense (1)	30,313	31,859	57,728	53,111
Provision for income taxes	6,612	4,994	12,879	11,636
Segment net income	13,508	12,122	24,640	30,124
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$13,508	$12,122	$24,640	$30,124

[1] Other segment expenses included in segment net income includes, rent, commissions to non-employee experts, legal and professional services, software subscription and data services, travel and entertainment expenses, training and marketing expenses, other operating expenses, depreciation and amortization, interest expense, net, and foreign currency gains (losses), net.

11. Subsequent Events
On July 31, 2026, CRA and its subsidiaries CRA International (UK) Limited (the “UK Borrower”) and CRA International Limited (the “Canadian Borrower” and, together with the UK Borrower, the “Designated Borrowers”; the Designated Borrowers, together with the Company, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) among the Borrowers, Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and the other letter of credit issuing banks and lenders party thereto. The Credit Agreement amends and restates the Company’s Credit Agreement, dated as of August 19, 2022. The Credit Agreement provides for aggregate credit facilities of up to $400 million, consisting of a $325 million revolving credit facility and a $75 million term loan facility.
On August 6, 2026, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.57 per common share, payable on September 14, 2026 to shareholders of record as of August 25, 2026.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of July 4, 2026 remain unchanged from January 3, 2026. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the SEC on February 26, 2026 for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended July 4, 2026, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 28, 2025
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.6	68.8	71.3	67.5
Selling, general and administrative expenses	16.7	18.8	16.9	18.3
Depreciation and amortization	1.6	1.9	1.6	1.9
Income from operations	11.2	10.6	10.1	12.3
Interest expense, net	(1.4)	(1.0)	(1.0)	(0.6)
Foreign currency gains (losses), net	(0.2)	(0.4)	—	(0.3)
Income before provision for income taxes	9.5	9.2	9.1	11.3
Provision for income taxes	3.1	2.7	3.1	3.2
Net income	6.4%	6.5%	6.0%	8.2%

Fiscal Quarter Ended July 4, 2026, Compared to the Fiscal Quarter Ended June 28, 2025
Revenues. Revenues increased by $23.9 million, or 12.8%, to $210.8 million for the second quarter of fiscal 2026 from $186.9 million for the second quarter of fiscal 2025. Utilization increased to 77% for the second quarter of fiscal 2026 from 76% for the second quarter of fiscal 2025, while consultant headcount increased to 968 at the end of the second quarter of fiscal 2026 from 937 at the end of the second quarter of fiscal 2025.
Overall, revenues outside of the U.S. represented approximately 22% and 19% of net revenues for the second quarter of fiscal 2026 and fiscal 2025, respectively. Revenues derived from fixed-price projects increased to 23% of net revenues for the second quarter of fiscal 2026 compared to 16% of net revenues for the second quarter of fiscal 2025. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $20.2 million, or 15.7%, to $148.7 million for the second quarter of fiscal 2026 from $128.5 million for the second quarter of fiscal 2025. The increase in costs of services was due to an increase in employee and incentive compensation of $15.1 million, an increase in forgivable loan amortization, including performance award amortization of $4.7 million, and an increase in client reimbursable expenses of $0.5 million, partially offset by a decrease of $0.1 million in indirect project expenses. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 70.6% for the second quarter of fiscal 2026 from 68.8% for the second quarter of fiscal 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 0.6%, to $35.3 million for the second quarter of fiscal 2026 from $35.1 million for the second quarter of fiscal 2025. Within this category of expenses, there was a $2.2 million increase in employee and incentive compensation and a $1.1 million increase in software subscriptions and data services, partially offset by a $1.9 million decrease in commissions to non-employee experts, a $0.7 million decrease in miscellaneous and other fees, and a $0.5 million decrease in travel and entertainment for the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025.
As a percentage of revenues, selling, general and administrative expenses decreased to 16.7% for the second quarter of fiscal 2026 from 18.8% for the second quarter of fiscal 2025. Commissions to our non-employee experts decreased to 1.3% of revenues for the second quarter of fiscal 2026 compared to 2.4% of revenues for the second quarter of fiscal 2025.
Provision for Income Taxes. The income tax provision was $6.6 million and the ETR was 32.9% for the second quarter of fiscal 2026 compared to $5.0 million and 29.2% for the second quarter of fiscal 2025. The ETR for the fiscal quarter ended July 4, 2026 was higher than the fiscal quarter ended June 28, 2025 primarily due to an increase in nondeductible executive compensation partially offset by a remeasurement of deferred tax assets related to changes in current-year state apportionment. The ETR for the second quarters of fiscal 2026 and 2025 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation and the Foreign-Derived Deduction Eligible Income deduction. Specific to the current quarter, an additional offset relates to the remeasurement of deferred tax assets related to changes in current-year state apportionment.
Net Income. Net income increased to $13.5 million for the second quarter of fiscal 2026 from $12.1 million for the second quarter of fiscal 2025. The net income per diluted share was $2.10 per share for the second quarter of fiscal 2026, compared to $1.79 for the second quarter of fiscal 2025. Weighted average diluted shares outstanding decreased by approximately 346,000 shares to approximately 6,407,000 shares for the second quarter of fiscal 2026 from approximately 6,753,000 shares for the second quarter of fiscal 2025. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since June 28, 2025, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since June 28, 2025.
Fiscal Year-to-Date Period Ended July 4, 2026, Compared to the Fiscal Year-to-Date Period Ended June 28, 2025
Revenues. Revenues increased by $43.1 million, or 11.7%, to $411.8 million for the fiscal year-to-date period ended July 4, 2026 from $368.7 million for the fiscal year-to-date period ended June 28, 2025. Utilization increased to 77% for the fiscal year-to-date period ended July 4, 2026 from 76% for the fiscal year-to-date period ended June 28, 2025, while consultant headcount increased from 937 at the end of the second quarter of fiscal 2025 to 968 at the end of the second quarter of fiscal 2026.

Overall, revenues outside of the U.S. represented approximately 21% and 18% of net revenues for the fiscal year-to-date period ended July 4, 2026 and June 28, 2025, respectively. Revenues derived from fixed-price projects increased to 20% of net revenues for the fiscal year-to-date period ended July 4, 2026 compared to 16% of net revenues for the fiscal year-to-date period ended June 28, 2025. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $44.9 million, or 18.0%, to $293.8 million for the fiscal year-to-date period ended July 4, 2026 from $248.9 million for the fiscal year-to-date period ended June 28, 2025. The increase in costs of services was due to an increase of $27.1 million in employee compensation and fringe benefit costs, an increase in forgivable loan amortization of $14.8 million, and an increase of $3.0 million in client reimbursable expenses. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 71.3% for the fiscal year-to-date period ended July 4, 2026 from 67.5% for the fiscal year-to-date period ended June 28, 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or 3.3%, to $69.8 million for the fiscal year-to-date period ended July 4, 2026 from $67.6 million for the fiscal year-to-date period ended June 28, 2025. Within this category of expenses, there was a $3.1 million increase in employee compensation and fringe benefit costs, a $1.8 million increase in software subscriptions and data services, a $0.7 million increase in legal and professional service fees, a $0.3 million increase in rent expense, and a $0.3 million increase in travel and entertainment expense, partially offset by a $2.7 million decrease in commissions to non-employee experts, and a $1.3 million decrease in miscellaneous and other fees for the fiscal year-to-date period ended July 4, 2026 as compared to the fiscal year-to-date period ended June 28, 2025.
As a percentage of revenues, selling, general and administrative expenses decreased to 16.9% for the fiscal year-to-date period ended July 4, 2026 from 18.3% for the fiscal year-to-date period ended June 28, 2025. Commissions to our non-employee experts decreased to 1.4% of revenues for the fiscal year-to-date period ended July 4, 2026 compared to 2.3% of revenues for the fiscal year-to-date period ended June 28, 2025.

Provision for Income Taxes. The income tax provision was $12.9 million and the ETR was 34.3% for the fiscal year-to-date period ended July 4, 2026, compared to $11.6 million and 27.9% for the fiscal year-to-date period ended June 28, 2025. The ETR for the fiscal year-to-date period ended July 4, 2026 was higher than the fiscal year-to-date period ended June 28, 2025 primarily due to an increase in nondeductible executive compensation, the recording of a valuation allowance in a foreign jurisdiction, and a decrease in the tax benefit related to share-based compensation. The increase was partially offset due to the remeasurement of deferred tax assets related to changes in current-year state apportionment and a decrease to a prior year tax reserve. The ETR for the current and prior fiscal year-to-date periods were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation and the Foreign-Derived Deduction Eligible Income deduction. Specific to the current fiscal year-to-date period, the ETR was also higher due to the recording of a valuation allowance in a foreign jurisdiction, partially offset by a remeasurement of deferred tax assets related to changes in current-year state apportionment and a decrease to a prior year tax reserve.

Net Income. Net income decreased by $5.5 million to $24.6 million for the fiscal year-to-date period ended July 4, 2026 from $30.1 million for the fiscal year-to-date period ended June 28, 2025. The diluted net income per share was $3.79 for the fiscal year-to-date period ended July 4, 2026, compared to diluted net income per share of $4.42 for the fiscal year-to-date period ended June 28, 2025. Weighted average diluted shares outstanding decreased by approximately 309,000 shares to approximately 6,498,000 shares for the fiscal year-to-date period ended July 4, 2026 from approximately 6,807,000 shares for the fiscal year-to-date period ended June 28, 2025. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since June 28, 2025, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since June 28, 2025.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended July 4, 2026
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of July 4, 2026, we had $21.4 million of cash and cash equivalents and $77.3 million of borrowing capacity under our revolving credit facility.

General. During the fiscal year-to-date period ended July 4, 2026, cash and cash equivalents increased by $3.2 million. We completed the period with cash and cash equivalents of $21.4 million. The principal drivers of the increase in cash and cash equivalents were net borrowings of $185.0 million, offset by the payment of a significant portion of our fiscal 2025 performance bonuses in the first quarter of fiscal 2026, forgivable loan advances, repurchase of shares, and the payment of dividends.
At July 4, 2026, $6.4 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended July 4, 2026, net cash used in operating activities was $118.3 million. Net income was $24.6 million for the fiscal year-to-date period ended July 4, 2026. Uses of cash for operating activities included a decrease in accounts payable, accrued expenses, and other liabilities of $77.9 million, primarily due to the payment of a significant portion of our fiscal 2025 performance bonuses, an increase in forgivable loans for the period of $58.3 million which was primarily driven by $80.4 million of forgivable loan issuances, net of repayments, offset by $22.1 million of forgivable loan amortization, a decrease of $14.7 million in accounts receivable, and a $9.2 million decrease in lease liabilities. Partially offsetting these uses of cash was an increase of $38.3 million in unbilled receivables, an increase of $6.4 million in incentive cash awards payable, and a $1.4 million increase in prepaid expenses and other current assets, and other assets.
Non-cash items included right-of-use amortization of $7.4 million, depreciation and amortization expense of $6.7 million, share-based compensation expenses of $3.8 million, and deferred income taxes of $3.2 million.
During the fiscal year-to-date period ended July 4, 2026, net cash used in investing activities was $4.3 million, which consisted of capital expenditures, primarily related to computer equipment, software and furniture.
During the fiscal year-to-date period ended July 4, 2026, net cash provided by financing activities was $126.2 million, primarily as a result of net borrowings under the revolving credit facility of $185.0 million. Offsetting this increase in cash provided by financing activities were repurchases of common stock of $49.3 million, payment of cash dividends and dividend equivalents of $7.4 million, and tax withholding payments reimbursed by restricted shares on vesting of $2.1 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in deferred compensation and other non-current liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At July 4, 2026, we do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.0 million and are expected to be paid between fiscal year 2026 and fiscal year 2035 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
Indebtedness
CRA is party to a Credit Agreement, dated as of August 19, 2022 (as amended, the "Existing Credit Agreement") with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and with Citizens Bank, N.A., as a letter of credit issuing bank. The Existing Credit Agreement provides CRA with a $300.0 million revolving credit facility, which may be decreased at CRA's option to $240.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, for the period from January 16 to July 15 of each calendar year, CRA may elect to not increase the revolving credit facility to $300.0 million. The revolving credit facility includes a $25.0 million sublimit for the issuance of letters of credit.
We may use the proceeds of the revolving credit loans under the Existing Credit Agreement for general corporate purposes and may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than August 19, 2027. Borrowings under the revolving credit facility bear interest at a rate per annum equal to one of the following rates, at our election, plus an applicable margin as described below: (i) in the case of borrowings in U.S. dollars by us, the Base Rate (as defined in the Existing Credit Agreement), (ii) in the case of borrowings in U.S. dollars, a rate based on Term SOFR (as defined in the Existing Credit Agreement) for the applicable interest period, (iii) in the case of borrowings in Euros, EURIBOR (as defined in the Existing Credit Agreement) for the applicable interest period, (iv) in the case of borrowings in Pounds Sterling, a daily rate based on SONIA (as defined in the Existing Credit Agreement), (v) in the case of borrowings in Canadian Dollars, Term CORRA (as defined in the Existing Credit Agreement) for the applicable interest period, (vi) in the case of borrowings in Swiss Francs, a daily rate based on SARON (as defined in the Existing Credit Agreement), or (vii) in the case of borrowings in any other Alternate Currency (as defined in the Existing Credit Agreement), the relevant daily or term rate determined as provided in the Existing Credit Agreement. The applicable margin on borrowings based on the Base Rate varies within a range of 0.25% to 1.00% depending on our consolidated net leverage ratio, and the applicable margin on borrowings based on any of the other rates described above varies within a range of 1.25% to 2.00% depending on our consolidated net leverage ratio.
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
Under the Existing Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1.0 and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the revolving credit facility may become immediately due upon the occurrence of stated events of default, including our failure to pay principal, interest or fees, or upon the breach of any covenant. As of July 4, 2026, we were in compliance with the covenants of the Existing Credit Agreement.
There were $219.0 million and $34.0 million in borrowings outstanding under the revolving credit facility as of July 4, 2026 and January 3, 2026, respectively. The amounts available under the revolving credit facility were reduced by certain letters of credit outstanding, which amounted to $3.7 million and $3.8 million, as of July 4, 2026 and January 3, 2026, respectively. We have chosen to classify the revolver as a current liability in its condensed consolidated balance sheet, as we have the intent to repay the amount within 12 months after the balance sheet date.
Subsequent to July 4, 2026, CRA entered into a new credit facility with certain lenders, certain letter of credit issuers, and Bank of America, N.A., as administrative agent. For more information, see Note 11, Subsequent Events and Part II, Item 5, "Other Information" of this report.
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
During the fiscal quarter and fiscal year-to-date period ended July 4, 2026, we repurchased and retired 192,945 and 308,985 shares under our share repurchase program at an average price per share of $144.29 and $159.56, respectively. During the fiscal quarter and the fiscal year-to-date period ended June 28, 2025, we repurchased and retired 230,673 shares under our share repurchase program at an average price per share of $187.06. We had approximately $16.6 million available for future repurchases under our share repurchase program as of July 4, 2026. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended July 4, 2026 we paid dividends and dividend equivalents of $3.6 million and $7.4 million, respectively. During the fiscal quarter and fiscal year-to-date period ended June 28, 2025, we paid dividends and dividend equivalents of $3.4 million and $6.9 million, respectively.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended July 4, 2026. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2026.

Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with U.S. GAAP.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2026. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026. There have been no material changes to these risk factors during the fiscal quarter ended July 4, 2026.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended July 4, 2026. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2026.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 5, 2026 to May 2, 2026	3,610	$161.50	—	$44,475,857
May 3, 2026 to May 30, 2026	193,641	$144.30	192,945	$16,635,773
May 31, 2026 to July 4, 2026	—	$—	—	$16,635,773
Total	197,251	$152.90	192,945
_______________________________
(1)During the four weeks ended May 2, 2026, we accepted 3,610 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, as amended, at the average price per share of $161.50. During the four weeks ended May 30, 2026, we accepted 696 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, as amended, at the average price per share of $148.01.
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information

Amended and Restated Credit Agreement
On July 31, 2026, CRA and its subsidiaries CRA International (UK) Limited (the “UK Borrower”) and CRA International Limited (the “Canadian Borrower” and, together with the UK Borrower, the “Designated Borrowers”; the Designated Borrowers, together with the Company, the “Borrowers”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) among the Borrowers, Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and the other letter of credit issuing banks and lenders party thereto. The Credit Agreement amends and restates the Company’s Credit Agreement, dated as of August 19, 2022 (as previously amended from time to time, the “Existing Credit Agreement”).
The Credit Agreement provides for aggregate credit facilities of up to $400 million, consisting of (i) a $325 million revolving credit facility, which may be decreased at the Company’s option to $250 million during the period from July 16 in a year through January 15 in the next year, and (ii) a $75 million term loan facility (collectively, the “Credit Facilities”). Additionally, for the period of January 16 through July 15 of each year, CRA may elect not to increase the revolving credit facility from $250 million to $325 million. The revolving credit facility includes a $70 million sublimit for borrowings by the Designated Borrowers, a $150 million sublimit for borrowings in Euros, Pounds Sterling, Canadian Dollars, Swiss Francs and any other currency (other than U.S. Dollars) that is approved pursuant to the Credit Agreement (the “Alternative Currencies”), a $50 million sublimit for the issuance of letters of credit, and a $30 million sublimit for swingline loans by the swingline lender.

At closing, the Company borrowed $75 million under the term loan facility and $213 million was drawn under the revolving credit facility. Also, letters of credit in the aggregate amount of approximately $3.75million that had been issued under the Existing Credit Agreement were deemed to be issued and outstanding under the new revolving credit facility.
The proceeds of the Credit Facilities were used to refinance indebtedness outstanding under the Existing Credit Agreement and proceeds of the revolving credit loans will be available for general corporate purposes, subject to our compliance with the terms of the Credit Agreement.
The revolving facility and the term loan facility mature on July 31, 2031. The term loan facility amortizes in quarterly installments equal to 2.5% per annum of the original principal amount thereof, with the remaining outstanding principal balance due at maturity. Borrowings under the Credit Facilities may be voluntarily prepaid from time to time without any premium or penalty (other than customary “breakage” costs) pursuant to the terms of the Credit Agreement.
The borrowings under the Credit Facilities bear interest at a rate per annum equal to one of the following rates, as selected by the relevant Borrower, in each case plus an applicable margin as described below: (i) in the case of borrowings in U.S. dollars by the Company, the Base Rate (as defined in the Credit Agreement), (ii) in the case of borrowings in U.S. dollars, a rate based on Term SOFR (as defined in the Credit Agreement) for the applicable interest period or Daily SOFR (as defined in the Credit Agreement), as applicable, (iii) in the case of borrowings in Euros, EURIBOR (as defined in the Credit Agreement) for the applicable interest period, (iv) in the case of borrowings in Pounds Sterling, a daily rate based on SONIA (as defined in the Credit Agreement), (v) in the case of borrowings in Canadian Dollars, a rate based on Term CORRA (as defined in the Credit Agreement) for the applicable interest period, (vi) in the case of borrowings in Swiss Francs, a daily rate based on SARON (as defined in the Credit Agreement), or (vii) in the case of borrowings in any other Alternative Currency, the relevant daily or term rate determined as provided in the Credit Agreement. The applicable margin on borrowings based on the Base Rate varies within a range of 0.25% to 1.00% depending on our consolidated net leverage ratio (as used herein as determined under the Credit Agreement), and the applicable margin on borrowings based on any of the other rates described above varies within a range of 1.25% to 2.00% depending on our consolidated net leverage ratio. We are required to pay a fee on the amount available to be drawn under any letter of credit issued under the revolving credit facility at a rate per annum that varies between 1.25% and 2.00% depending on our consolidated net leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.175% and 0.250% depending on our consolidated net leverage ratio.
Subject to certain terms and conditions set forth in the Credit Agreement, including our pro forma compliance with the financial covenants specified therein, we may request from time to time that the lenders under the Credit Agreement and/or other financial institutions that would become lenders thereunder provide increases to the revolving credit commitments and/or additional term loan commitments thereunder, provided that the aggregate principal amount of all such increase and additional commitments does not exceed the greater of $150 million and 100% of our consolidated EBITDA for the applicable trailing four-fiscal-quarter period (as determined under the Credit Agreement). No existing lender under the Credit Agreement is obligated to provide any such increase or additional commitment.
We must comply with various customary financial and non-financial covenants under the Credit Agreement. The primary financial covenants under the Credit Agreement consist of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The primary non-financial covenants under the Credit Agreement limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to make investments and loans, to alter our capital structure and to dispose of assets.
The lenders under the Credit Agreement are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, failure to pay when due any principal, interest, fees or other amounts in respect of the loans (subject to a grace period for non-principal amounts), breach of any of our covenants (subject, in some cases, to certain grace periods) or representations under the loan documents, default under any of our or our subsidiaries’ indebtedness agreements above a threshold principal amount, a bankruptcy or insolvency event with respect to our or our material subsidiaries, an unsatisfied judgment against us or any of our material subsidiaries above a threshold amount, or our undergoing a change of control (as defined in the Credit Agreement).
The obligations of the Designated Borrowers under the Credit Facilities are guaranteed by the Company. Each material U.S. subsidiary that becomes a party to the Credit Agreement pursuant to its terms will be required to guarantee obligations under the Credit Agreement. The obligations under the Credit Agreement are unsecured.

The forgoing description of the Credit Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended July 4, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
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
Amended and Restated Credit Agreement, dated as of July 31, 2026, by and among CRA International, Inc., CRA International (UK) Limited, and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto.

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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended July 4, 2026 and June 28, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended July 4, 2026 and June 28, 2025, (iii) Condensed Consolidated Balance Sheets (unaudited) at July 4, 2026 and January 3, 2026, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended July 4, 2026 and June 28, 2025, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter ended July 4, 2026 and June 28, 2025, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: August 6, 2026	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President, Chief Executive Officer, and Chairman of the Board (principal executive officer)

Date: August 6, 2026	By:	/s/ ERIC NIERENBERG
Eric Nierenberg
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date: August 6, 2026	By:	/s/ SANDRA A. DAVID
Sandra A. David
Vice President and Chief Accounting Officer (principal accounting officer)