Form 10-Q
period 2026-10-03
CRA INTERNATIONAL, INC.
filed 2026-11-05
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, no par value per share	6,277,118 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended October 3, 2026 and September 27, 2025	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended October 3, 2026 and September 27, 2025	4
	Condensed Consolidated Balance Sheets (unaudited)—October 3, 2026 and January 3, 2026	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended October 3, 2026 and September 27, 2025	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended October 3, 2026 and September 27, 2025	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults Upon Senior Securities	26
ITEM 4.	Mine Safety Disclosures	26
ITEM 5.	Other Information	26
ITEM 6.	Exhibits	27
Signatures		28

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenues	$214,917	$185,891	$626,707	$554,620
Costs of services (exclusive of depreciation and amortization)	152,378	131,468	446,141	380,364
Selling, general and administrative expenses	35,407	33,725	105,189	101,342
Depreciation and amortization	3,239	3,487	9,911	10,428
Income from operations	23,893	17,211	65,466	62,486
Interest expense, net	(2,609)	(1,750)	(6,574)	(3,975)
Foreign currency gains (losses), net	59	763	(30)	(527)
Income before provision for income taxes	21,343	16,224	58,862	57,984
Provision for income taxes	7,437	4,751	20,316	16,387
Net income	$13,906	$11,473	$38,546	$41,597
Net income per share:
Basic	$2.21	$1.74	$6.04	$6.22
Diluted	$2.20	$1.73	$5.98	$6.16
Weighted average number of shares outstanding:
Basic	6,262	6,556	6,374	6,675
Diluted	6,327	6,621	6,441	6,745

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$13,906	$11,473	$38,546	$41,597
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(754)	(1,061)	(1,628)	4,505
Comprehensive income	$13,152	$10,412	$36,918	$46,102

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	October 3, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$20,400	$18,210
Accounts receivable, net of allowances of $6,793 and $6,664, respectively	175,211	183,264
Unbilled services, net of allowances of $1,957 and $1,489, respectively	114,363	65,598
Prepaid expenses and other current assets	24,920	19,331
Forgivable loans	15,535	16,726
Total current assets	350,429	303,129
Property and equipment, net	33,323	36,713
Goodwill, net	94,438	94,718
Intangible assets, net	4,539	5,686
Right-of-use assets	65,334	76,132
Deferred income taxes	13,824	17,958
Forgivable loans, net of current portion	114,387	90,271
Other assets	4,414	4,266
Total assets	$680,688	$628,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,266	$30,177
Accrued expenses	191,259	223,460
Deferred revenue and other liabilities	11,524	14,351
Current portion of lease liabilities	18,003	17,223
Current portion of deferred compensation	8,749	10,818
Revolving line of credit	75,000	34,000
Total current liabilities	333,801	330,029
Non-current liabilities:
Deferred compensation and other non-current liabilities	18,937	8,512
Non-current portion of lease liabilities	61,574	76,009
Term loan, net of current portion and debt issuance costs	72,923	—
Deferred income taxes	712	725
Total non-current liabilities	154,146	85,246
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 6,262,622 and 6,547,407 shares issued and outstanding, respectively	1,784	2,480
Retained earnings	202,529	221,062
Accumulated other comprehensive loss	(11,572)	(9,944)
Total shareholders’ equity	192,741	213,598
Total liabilities and shareholders’ equity	$680,688	$628,873

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025
OPERATING ACTIVITIES:
Net income	$38,546	$41,597
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,911	10,428
Right-of-use asset amortization	11,208	11,643
Deferred income taxes	4,370	(760)
Share-based compensation expense	5,155	3,931
Bad debt expense (recovery), net	(52)	718
Unrealized foreign currency remeasurement (gains) losses, net	(65)	332
Changes in operating assets and liabilities:
Accounts receivable	6,791	12,610
Unbilled services	(49,325)	(32,841)
Prepaid expenses and other current assets, and other assets	(4,691)	1,632
Forgivable loans	(46,682)	(45,962)
Incentive cash awards payable	9,780	8,872
Accounts payable, accrued expenses, and other liabilities	(14,822)	(35,566)
Lease liabilities	(14,034)	(14,229)
Net cash used in operating activities	(43,910)	(37,595)
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,485)	(2,813)
Net cash used in investing activities	(5,485)	(2,813)
FINANCING ACTIVITIES:
Borrowings under credit facility	332,500	132,000
Repayments under credit facility	(216,500)	(37,000)
Payments for debt issuance costs	(1,406)	—
Tax withholding payments reimbursed by shares	(2,155)	(2,862)
Cash dividends and dividend equivalents paid	(11,040)	(10,098)
Repurchase of common stock	(49,303)	(47,149)
Net cash provided by financing activities	52,096	34,891
Effect of foreign exchange rates on cash and cash equivalents	(511)	1,302
Net increase (decrease) in cash and cash equivalents	2,190	(4,215)
Cash and cash equivalents at beginning of period	18,210	26,711
Cash and cash equivalents at end of period	$20,400	$22,496

Noncash investing and financing activities:
(Decrease) increase in accounts payable and accrued expenses for property and equipment	$(11)	$84
Excise tax on share repurchases	$(451)	$(416)
Right-of-use assets obtained in exchange for lease obligations	$885	$8,460
Supplemental cash flow information:
Cash paid for taxes	$15,273	$20,364
Cash paid for interest	$6,367	$3,585
Cash paid for amounts included in operating lease liabilities	$17,318	$17,395

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 3, 2026	6,547,407	$2,480	$221,062	$(9,944)	$213,598
Net income	—	—	11,132	—	11,132
Foreign currency translation adjustment, net of tax	—	—	—	(855)	(855)
Share-based compensation expense	—	1,366	—	—	1,366
Restricted shares vesting	20,898	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,149)	(1,449)	—	—	(1,449)
Shares repurchased	(116,040)	(2,397)	(19,066)	—	(21,463)
Accrued excise tax on shares repurchased	—	—	(192)	—	(192)
Accrued dividends on unvested shares	—	—	59	—	59
Cash dividends paid ($0.57 per share)	—	—	(3,806)	—	(3,806)
BALANCE AT APRIL 4, 2026	6,444,116	$—	$209,189	$(10,799)	$198,390
Net income	—	—	13,508	—	13,508
Foreign currency translation adjustment	—	—	—	(19)	(19)
Share-based compensation expense	—	2,411	—	—	2,411
Restricted shares vesting	9,457	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(4,306)	(686)	—	—	(686)
Shares repurchased	(192,945)	(1,299)	(26,541)	—	(27,840)
Accrued excise tax on shares repurchased	—	—	(270)	—	(270)
Accrued dividends on unvested shares	—	—	(14)	—	(14)
Cash dividends paid ($0.57 per share)	—	—	(3,632)	—	(3,632)
BALANCE AT JULY 4, 2026	6,256,322	$426	$192,240	$(10,818)	$181,848
Net income	—	—	13,906	—	13,906
Foreign currency translation adjustment	—	—	—	(754)	(754)
Share-based compensation expense	—	1,378	—	—	1,378
Restricted shares vesting	6,408	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(108)	(20)	—	—	(20)
Accrued excise tax on shares repurchased	—	—	11	—	11
Accrued dividends on unvested shares	—	—	(26)	—	(26)
Cash dividends paid ($0.57 per share)	—	—	(3,602)	—	(3,602)
BALANCE AT OCTOBER 3, 2026	6,262,622	$1,784	$202,529	$(11,572)	$192,741

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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Consulting services revenues:
Fixed-price	$45,948	$31,590	$129,821	$91,332
Time-and-materials	168,969	154,301	496,886	463,288
Total	$214,917	$185,891	$626,707	$554,620
Revenues have been attributed to locations based on the location of the legal entity generating the revenues.

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Consulting services revenues:
United States	$171,996	$146,116	$497,226	$447,575
United Kingdom	28,525	28,345	86,669	73,932
Other	14,396	11,430	42,812	33,113
Total	$214,917	$185,891	$626,707	$554,620

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
The following table presents CRA's bad debt expense, net of recoveries of previously written-off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Bad debt expense (recovery), net	$65	$155	$(52)	$718
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including those relating to travel, out-of-pocket expenses, outside consultants and other third-party vendor expenses. CRA recovers substantially all these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Reimbursable expenses	$21,223	$17,802	$60,366	$53,923
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

	October 3, 2026	January 3, 2026	December 28, 2024
Accounts receivable, net	$175,211	$183,264	$162,293
Unbilled services, net	$114,363	$65,598	$57,255
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. There were no contract assets as of October 3, 2026. The contract assets balance were immaterial as of January 3, 2026, and December 28, 2024.

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

	October 3, 2026	January 3, 2026	December 28, 2024
Contract liabilities	$4,351	$9,008	$7,340
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Amounts included in contract liabilities at the beginning of the period	$2,173	$1,673	$8,422	$7,084
Performance obligations satisfied in previous periods	$4,845	$4,480	$4,019	$3,025
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized by key person life insurance. The forgivable loans have terms that are generally between two and eight years with interest rates currently between 1.26% and 5.12%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During the fiscal year-to-date period ended October 3, 2026 and fiscal year ended January 3, 2026 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The forgiveness of the principal amount of the loans is recorded as compensation over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	October 3, 2026	January 3, 2026
Beginning balance	$106,997	$55,492
Advances	82,466	87,909
Repayments	(1,433)	(1,933)
Reclassifications from accrued expenses or to other assets (1)	(23,670)	(2,203)
Amortization (2)	(34,221)	(32,721)
Effects of foreign currency translation	(217)	453
Ending balance	$129,922	$106,997
Current portion of forgivable loans	$15,535	$16,726
Non-current portion of forgivable loans	$114,387	$90,271
_______________________________

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
(2)During the fiscal year-to-date period ended October 3, 2026, approximately $0.1 million of amortization was accelerated due to involuntary terminations. During the fiscal year ended January 3, 2026, approximately $1.1 million of amortization was accelerated due to terminations.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended October 3, 2026 are summarized as follows (in thousands):

Goodwill, at January 3, 2026	$166,611
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 3, 2026	94,718
Foreign currency translation adjustment	(280)
Goodwill, net at October 3, 2026	$94,438
Goodwill, net at October 3, 2026 is comprised of goodwill of $166.3 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal year-to-date period ended October 3, 2026 or during the fiscal year ended January 3, 2026.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal year-to-date period ended October 3, 2026 or during the fiscal year ended January 3, 2026.
The components of acquired identifiable intangible assets are as follows (in thousands):

		October 3, 2026			January 3, 2026
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$15,300	$(10,761)	$4,539	$15,300	$(9,614)	$5,686
Amortization expense related to intangible assets was $0.4 million and $1.1 million for the fiscal quarter and fiscal year-to-date period ended October 3, 2026, respectively. Amortization expense related to intangible assets was $0.4 million and $1.1 million for the fiscal quarter and fiscal year-to-date period ended September 27, 2025, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	October 3, 2026	January 3, 2026
Compensation and related expenses	$174,353	$192,397
Performance awards	202	21,278
Direct project accruals	6,685	2,275
Other	10,019	7,510
Total accrued expenses	$191,259	$223,460

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of October 3, 2026 and January 3, 2026, approximately $145.4 million and $161.5 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended October 3, 2026 and September 27, 2025, the effective income tax rate (“ETR”) was 34.8% and 29.3%, respectively. The ETR for the fiscal quarter ended October 3, 2026 was higher than the fiscal quarter ended September 27, 2025 primarily due to an increase in nondeductible executive compensation partially offset by a remeasurement of deferred tax assets related to changes in current-year state apportionment.

For the fiscal year-to-date periods ended October 3, 2026 and September 27, 2025, CRA's ETR was 34.5% and 28.3%, respectively. The ETR for the current fiscal year-to-date period was higher than the prior year-to-date period primarily due to an increase in nondeductible executive compensation, the recording of a valuation allowance in a foreign jurisdiction, and a decrease in the tax benefit related to share-based compensation. The increase was partially offset by a remeasurement of deferred tax assets related to changes in current-year state apportionment and a decrease to a prior year tax reserve.
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or the treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended October 3, 2026 and September 27, 2025.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended October 3, 2026 and September 27, 2025.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator:
Net income — basic	$13,906	$11,473	$38,546	$41,597
Less: net income attributable to participating shares	15	20	55	80
Net income — diluted	$13,891	$11,453	$38,491	$41,517
Denominator:
Weighted average shares outstanding — basic	6,262	6,556	6,374	6,675
Effect of dilutive stock options and restricted stock units	65	65	67	70
Weighted average shares outstanding — diluted	6,327	6,621	6,441	6,745
Net income per share:
Basic	$2.21	$1.74	$6.04	$6.22
Diluted	$2.20	$1.73	$5.98	$6.16

Anti-dilutive share-based awards are excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding. For the fiscal quarter and fiscal year-to-date period ended October 3, 2026, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

computing diluted weighted average shares outstanding amounted to 6,562 and 4,181 shares, respectively. There were no anti-dilutive share-based awards for the fiscal quarter period ended September 27, 2025. For the fiscal year-to-date period ended September 27, 2025, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,283 shares.
8. Credit Agreement
On July 31, 2026, CRA and its subsidiaries CRA International (UK) Limited (the “UK Borrower”) and CRA International Limited (the “Canadian Borrower” and, together with the UK Borrower, the “Designated Borrowers”; the Designated Borrowers, together with CRA, the “Borrowers”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) among the Borrowers, Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and the other letter of credit issuing banks and lenders party thereto. The Credit Agreement amends and restates CRA’s Credit Agreement, dated as of August 19, 2022 (as previously amended from time to time, the “Existing Credit Agreement”).
The Credit Agreement provides for aggregate credit facilities of up to $400.0 million, consisting of (i) a $325.0 million revolving credit facility, which may be decreased at CRA’s option to $250.0 million during the period from July 16 in a year through January 15 in the next year, and (ii) a $75.0 million term loan facility (collectively, the “Credit Facilities”). Additionally, for the period of January 16 through July 15 of each year, CRA may elect not to increase the revolving credit facility from $250.0 million to $325.0 million. The revolving credit facility includes a $70.0 million sublimit for borrowings by the Designated Borrowers, a $150.0 million sublimit for borrowings in Euros, Pounds Sterling, Canadian Dollars, Swiss Francs and any other currency (other than U.S. Dollars) that is approved pursuant to the Credit Agreement (the “Alternative Currencies”), a $50.0 million sublimit for the issuance of letters of credit, and a $30.0 million sublimit for swingline loans by the swingline lender.
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
The borrowings under the Credit Facilities bear interest at a rate per annum equal to one of the following rates, as selected by the relevant Borrower, in each case plus an applicable margin as described below: (i) in the case of borrowings in U.S. dollars by CRA, the Base Rate (as defined in the Credit Agreement), (ii) in the case of borrowings in U.S. dollars, a rate based on Term SOFR (as defined in the Credit Agreement) for the applicable interest period or Daily SOFR (as defined in the Credit Agreement), as applicable, (iii) in the case of borrowings in Euros, EURIBOR (as defined in the Credit Agreement) for the applicable interest period, (iv) in the case of borrowings in Pounds Sterling, a daily rate based on SONIA (as defined in the Credit Agreement), (v) in the case of borrowings in Canadian Dollars, a rate based on Term CORRA (as defined in the Credit Agreement) for the applicable interest period, (vi) in the case of borrowings in Swiss Francs, a daily rate based on SARON (as defined in the Credit Agreement), or (vii) in the case of borrowings in any other Alternative Currency, the relevant daily or term rate determined as provided in the Credit Agreement. The applicable margin on borrowings based on the Base Rate varies within a range of 0.25% to 1.00% depending on CRA's consolidated net leverage ratio (as used herein as determined under the Credit Agreement), and the applicable margin on borrowings based on any of the other rates described above varies within a range of 1.25% to 2.00% depending on CRA's consolidated net leverage ratio. CRA is required to pay a fee on the amount available to be drawn under any letter of credit issued under the revolving credit facility at a rate per annum that varies between 1.25% and 2.00% depending on its consolidated net leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.175% and 0.250% depending on its consolidated net leverage ratio.
Subject to certain terms and conditions set forth in the Credit Agreement, including CRA's pro forma compliance with the financial covenants specified therein, CRA may request from time to time that the lenders under the Credit Agreement and/or other financial institutions that would become lenders thereunder provide increases to the revolving credit commitments and/or additional term loan commitments thereunder, provided that the aggregate principal amount of all such increase and additional commitments does not exceed the greater of $150.0 million and 100% of CRA's consolidated EBITDA for the

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

applicable trailing four-fiscal-quarter period (as determined under the Credit Agreement). No existing lender under the Credit Agreement is obligated to provide any such increase or additional commitment.
The lenders under the Credit Agreement are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of various customary events of default, which include, among other events, failure to pay when due any principal, interest, fees or other amounts in respect of the loans (subject to a grace period for non-principal amounts), breach of any of CRA's covenants (subject, in some cases, to certain grace periods) or representations under the loan documents, default under any of CRA's or its subsidiaries’ indebtedness agreements above a threshold principal amount, a bankruptcy or insolvency event with respect to CRA or its material subsidiaries, an unsatisfied judgment against CRA or any of its material subsidiaries above a threshold amount, or CRA undergoing a change of control (as defined in the Credit Agreement).
The obligations of the Designated Borrowers under the Credit Facilities are guaranteed by CRA. Each material U.S. subsidiary that becomes a party to the Credit Agreement pursuant to its terms will be required to guarantee obligations under the Credit Agreement. The obligations under the Credit Agreement are unsecured.
We must comply with various customary financial and non-financial covenants under the Credit Agreement. The primary financial covenants under the Credit Agreement consist of a maximum consolidated net leverage ratio of 3.0 to 1.0, which can be increased to 3.5 to 1.0 for a period of four consecutive quarters in the event of a Permitted Acquisition (as defined in the Credit Agreement) exceeding $25.0 million (subject to a maximum of three permitted increases), and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The primary non-financial covenants under the Credit Agreement limit, subject to various exceptions, CRA's ability to incur future indebtedness, to place liens on assets, to pay dividends or other distributions on its capital stock, to repurchase its capital stock, to conduct acquisitions, to make investments and loans, to alter its capital structure and to dispose of assets. As of October 3, 2026, CRA was in compliance with the covenants of the Credit Agreement.
There were $75.0 million and $34.0 million in borrowings outstanding under the revolving credit facility as of October 3, 2026 and January 3, 2026, respectively. In addition, there were $74.7 million in borrowings outstanding under the term loan facility, net of $0.3 million of unamortized debt issuance costs, as of October 3, 2026, and no such borrowings outstanding as of January 3, 2026. Of the $74.7 million, $1.8 million was classified as a current liability within deferred revenue and other liabilities in the condensed consolidated balance sheets as of October 3, 2026. The amounts available under the revolving credit facility were reduced by certain letters of credit outstanding, which amounted to $3.1 million and $3.8 million, as of October 3, 2026 and January 3, 2026, respectively. As of October 3, 2026, CRA’s total available borrowing capacity under the revolving facility was $171.9 million. CRA has chosen to classify the revolver as a current liability in its condensed consolidated balance sheet, as CRA has the intent to repay the amount within 12 months after the balance sheet date.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table represents consolidated net income reported by segment revenue, segment profit or loss, and significant segment expenses (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenues	$214,917	$185,891	$626,707	$554,620
Employee compensation and fringe benefit costs	130,137	115,390	385,395	339,047
Forgivable loan amortization	12,078	8,525	34,221	22,605
Client reimbursable expenses	21,223	17,802	60,366	53,923
Other segment expense (1)	30,136	27,950	87,863	81,061
Provision for income taxes	7,437	4,751	20,316	16,387
Segment net income	13,906	11,473	38,546	41,597
Consolidated net income	$13,906	$11,473	$38,546	$41,597

(1) Other segment expenses included in segment net income includes, rent, commissions to non-employee experts, legal and professional services, software subscription and data services, travel and entertainment expenses, training and marketing expenses, other operating expenses, depreciation and amortization, interest expense, net, and foreign currency gains (losses), net.
11. Subsequent Events
On November 5, 2026, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.67 per common share, payable on December 11, 2026 to shareholders of record as of November 24, 2026.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of October 3, 2026 remain unchanged from January 3, 2026. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the SEC on February 26, 2026 for details on these critical accounting policies.
Recent Accounting Standards
There are no recent accounting standards that impact the unaudited condensed consolidated financial statements.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended October 3, 2026, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 27, 2025
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.9	70.7	71.2	68.6
Selling, general and administrative expenses	16.5	18.1	16.8	18.3
Depreciation and amortization	1.5	1.9	1.6	1.9
Income from operations(1)	11.1	9.3	10.4	11.3
Interest expense, net	(1.2)	(0.9)	(1.0)	(0.7)
Foreign currency gains (losses), net	—	0.4	—	(0.1)
Income before provision for income taxes	9.9	8.7	9.4	10.5
Provision for income taxes	3.5	2.6	3.2	3.0
Net income(1)	6.5%	6.2%	6.2%	7.5%

(1)The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

Fiscal Quarter Ended October 3, 2026, Compared to the Fiscal Quarter Ended September 27, 2025
Revenues. Revenues increased by $29.0 million, or 15.6%, to $214.9 million for the third quarter of fiscal 2026 from $185.9 million for the third quarter of fiscal 2025. Utilization increased to 78% for the third quarter of fiscal 2026 from 77% for the third quarter of fiscal 2025, while consultant headcount increased to 1,028 at the end of the third quarter of fiscal 2026 from 968 at the end of the third quarter of fiscal 2025.
Overall, revenues outside of the U.S. represented approximately 20% and 21% of net revenues for the third quarter of fiscal 2026 and fiscal 2025, respectively. Revenues derived from fixed-price projects increased to 21% of net revenues for the third quarter of fiscal 2026 compared to 17% of net revenues for the third quarter of fiscal 2025. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $20.9 million, or 15.9%, to $152.4 million for the third quarter of fiscal 2026 from $131.5 million for the third quarter of fiscal 2025. The increase in costs of services was due to an increase in employee and incentive compensation of $14.2 million, an increase in forgivable loan amortization, including performance award amortization of $3.6 million, and an increase in client reimbursable expenses of $3.4 million, partially offset by a decrease of $0.1 million in stock compensation and a decrease of $0.2 million in indirect project expenses. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 70.9% for the third quarter of fiscal 2026 from 70.7% for the third quarter of fiscal 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 5.0%, to $35.4 million for the third quarter of fiscal 2026 from $33.7 million for the third quarter of fiscal 2025. Within this category of expenses, there was a $0.8 million increase in employee and incentive compensation, a $0.7 million increase in software subscriptions and data services, a $0.5 million increase in travel and entertainment, a $0.1 million increase in rent expense, and a $0.1 million increase in legal and professional services, partially offset by a $0.1 million decrease in bad debt expense, a $0.2 million decrease in training and marketing expenses and a $0.2 million decrease in miscellaneous and other fees for the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025.
As a percentage of revenues, selling, general and administrative expenses decreased to 16.5% for the third quarter of fiscal 2026 from 18.1% for the third quarter of fiscal 2025. Commissions to our non-employee experts decreased to 1.6% of revenues for the third quarter of fiscal 2026 compared to 1.8% of revenues for the third quarter of fiscal 2025.

Provision for Income Taxes. The income tax provision was $7.4 million and the ETR was 34.8% for the third quarter of fiscal 2026 compared to $4.8 million and 29.3% for the third quarter of fiscal 2025. The ETR for the fiscal quarter ended October 3, 2026 was higher than the fiscal quarter ended September 27, 2025 primarily due to an increase in nondeductible executive compensation partially offset by a remeasurement of deferred tax assets related to changes in current-year state apportionment. The ETR for the third quarters of fiscal 2026 and 2025 were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, and the remeasurement of deferred tax assets related to changes in current-year state apportionment, partially offset by the tax benefit related to share-based compensation and the Foreign-Derived Deduction Eligible Income deduction.
Net Income. Net income increased to $13.9 million for the third quarter of fiscal 2026 from $11.5 million for the third quarter of fiscal 2025. The net income per diluted share was $2.20 per share for the third quarter of fiscal 2026, compared to $1.73 for the third quarter of fiscal 2025. Weighted average diluted shares outstanding decreased by approximately 294,000 shares to approximately 6,327,000 shares for the third quarter of fiscal 2026 from approximately 6,621,000 shares for the third quarter of fiscal 2025. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 27, 2025, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since September 27, 2025.
Fiscal Year-to-Date Period Ended October 3, 2026, Compared to the Fiscal Year-to-Date Period Ended September 27, 2025
Revenues. Revenues increased by $72.1 million, or 13.0%, to $626.7 million for the fiscal year-to-date period ended October 3, 2026 from $554.6 million for the fiscal year-to-date period ended September 27, 2025. Utilization increased to 78% for the fiscal year-to-date period ended October 3, 2026 from 76% for the fiscal year-to-date period ended September 27, 2025, while consultant headcount increased from 968 at the end of the third quarter of fiscal 2025 to 1,028 at the end of the third quarter of fiscal 2026.
Overall, revenues outside of the U.S. represented approximately 21% and 19% of net revenues for the fiscal year-to-date period ended October 3, 2026 and September 27, 2025, respectively. Revenues derived from fixed-price projects increased to 21% of net revenues for the fiscal year-to-date period ended October 3, 2026 compared to 16% of net revenues for the fiscal year-to-date period ended September 27, 2025. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $65.7 million, or 17.3%, to $446.1 million for the fiscal year-to-date period ended October 3, 2026 from $380.4 million for the fiscal year-to-date period ended September 27, 2025. The increase in costs of services was due to an increase of $40.9 million in employee compensation and fringe benefit costs, an increase in forgivable loan amortization of $18.4 million, and an increase of $6.5 million in client reimbursable expenses. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 71.2% for the fiscal year-to-date period ended October 3, 2026 from 68.6% for the fiscal year-to-date period ended September 27, 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.9 million, or 3.8%, to $105.2 million for the fiscal year-to-date period ended October 3, 2026 from $101.3 million for the fiscal year-to-date period ended September 27, 2025. Within this category of expenses, there was a $3.9 million increase in employee compensation and fringe benefit costs, a $2.5 million increase in software subscriptions and data services, a $1.0 million increase in legal and professional service fees, a $0.8 million increase in travel and entertainment expense, and a $0.2 million increase in rent expense, partially offset by a $0.4 million decrease in training and marketing expenses, a $0.7 million decrease in miscellaneous and other fees, a $0.8 million decrease in bad debt expense, and a $2.6 million decrease in commissions to non-employee experts for the fiscal year-to-date period ended October 3, 2026 as compared to the fiscal year-to-date period ended September 27, 2025.
As a percentage of revenues, selling, general and administrative expenses decreased to 16.8% for the fiscal year-to-date period ended October 3, 2026 from 18.3% for the fiscal year-to-date period ended September 27, 2025. Commissions to our non-employee experts decreased to 1.4% of revenues for the fiscal year-to-date period ended October 3, 2026 compared to 2.1% of revenues for the fiscal year-to-date period ended September 27, 2025.

Provision for Income Taxes. The income tax provision was $20.3 million and the ETR was 34.5% for the fiscal year-to-date period ended October 3, 2026, compared to $16.4 million and 28.3% for the fiscal year-to-date period ended September 27, 2025. The ETR for the fiscal year-to-date period ended October 3, 2026 was higher than the fiscal year-to-date period ended September 27, 2025 primarily due to an increase in nondeductible executive compensation, the recording of a valuation allowance in a foreign jurisdiction, and a decrease in the tax benefit related to share-based compensation. The increase was partially offset by a remeasurement of deferred tax assets related to changes in current-year state apportionment and a decrease to a prior year tax reserve. The ETR for the current and prior fiscal year-to-date periods were both higher than the combined federal and state statutory tax rate primarily due to nondeductible executive compensation and nondeductible meals and entertainment expenses, partially offset by the tax benefit related to share-based compensation and the Foreign-Derived Deduction Eligible Income deduction. Specific to the current fiscal year-to-date period, the ETR was also higher due to the recording of a valuation allowance in a foreign jurisdiction, partially offset by a remeasurement of deferred tax assets related to changes in current-year state apportionment and a decrease to a prior year tax reserve.

Net Income. Net income decreased by $3.1 million to $38.5 million for the fiscal year-to-date period ended October 3, 2026 from $41.6 million for the fiscal year-to-date period ended September 27, 2025. The diluted net income per share was $5.98 for the fiscal year-to-date period ended October 3, 2026, compared to diluted net income per share of $6.16 for the fiscal year-to-date period ended September 27, 2025. Weighted average diluted shares outstanding decreased by approximately 304,000 shares to approximately 6,441,000 shares for the fiscal year-to-date period ended October 3, 2026 from approximately 6,745,000 shares for the fiscal year-to-date period ended September 27, 2025. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 27, 2025, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units since September 27, 2025.

Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended October 3, 2026
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of October 3, 2026, we had $20.4 million of cash and cash equivalents and $171.9 million of borrowing capacity under our revolving credit facility.
General. During the fiscal year-to-date period ended October 3, 2026, cash and cash equivalents increased by $2.2 million. We completed the period with cash and cash equivalents of $20.4 million. The principal drivers of the increase in cash and cash equivalents were net borrowings of $116.0 million, offset by the payment of a significant portion of our fiscal 2025 performance bonuses in the first quarter of fiscal 2026, forgivable loan advances, repurchase of shares, and the payment of dividends.
At October 3, 2026, $5.7 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended October 3, 2026, net cash used in operating activities was $43.9 million. Net income was $38.5 million for the fiscal year-to-date period ended October 3, 2026. Uses of cash for operating activities included an increase in forgivable loans for the period of $46.7 million which was primarily driven by $80.9 million of forgivable loan issuances, net of repayments, offset by $34.2 million of forgivable loan amortization, increase of $49.3 million in unbilled receivables, a decrease in accounts payable, accrued expenses, and other liabilities of $14.8 million, primarily due to the payment of a significant portion of our fiscal 2025 performance bonuses, a $14.0 million decrease in lease liabilities, and a $4.7 million increase in prepaid expenses and other current assets, and other assets. Partially offsetting these uses of cash was an increase of $9.8 million in incentive cash awards payable and a decrease of $6.8 million in accounts receivable.
Non-cash items included right-of-use amortization of $11.2 million, depreciation and amortization expense of $9.9 million, share-based compensation expenses of $5.2 million, and deferred income taxes of $4.4 million.
During the fiscal year-to-date period ended October 3, 2026, net cash used in investing activities was $5.5 million, which consisted of capital expenditures, primarily related to computer equipment, software and furniture.
During the fiscal year-to-date period ended October 3, 2026, net cash provided by financing activities was $52.1 million, primarily as a result of net borrowings under the revolving credit facility of $116.0 million. Offsetting this increase in cash provided by financing activities were repurchases of common stock of $49.3 million, payment of cash dividends and dividend equivalents of $11.0 million, tax withholding payments reimbursed by restricted shares on vesting of $2.2 million, and payments for debt issuance costs of $1.4 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in deferred compensation and other non-current liabilities on our condensed consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. At October 3, 2026, we do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.0 million and are expected to be paid between fiscal year 2029 and fiscal year 2035 when the underlying leases terminate or when the respective lease agreement requires redecoration. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
Indebtedness
On July 31, 2026, CRA and its subsidiaries, the UK Borrower and the Canadian Borrower entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as swingline lender, a letter of credit issuing bank and administrative agent, and other lenders party thereto. The Credit Agreement provides us with aggregate credit facilities of $400.0 million, consisting of a $325.0 million revolving credit facility and a $75.0 million term loan facility. The revolving credit facility may be decreased at CRA's option to $250.0 million during the period from July 16 in a year through January 15 in the next year. Additionally, we may elect not to increase the revolving credit facility to $325.0 million during the period from January 16 through July 15 of each year. The revolving credit facility includes a $70.0 million sublimit for borrowings by the Designated Borrowers, a $150.0 million sublimit for borrowings in alternative currencies, a $50.0 million sublimit for letters of credit and a $30.0 million sublimit for swingline loans.
The proceeds of the Credit Facilities were used to refinance indebtedness outstanding under the Existing Credit Agreement and may be used for general corporate purposes. The revolving credit facility and term loan facility mature on July 31, 2031. The term loan facility requires quarterly principal repayments equal to 2.5% per annum of the original principal amount, with the remaining balance due at maturity. Borrowings under the Credit Facilities may be voluntarily prepaid without premium or penalty, other than customary breakage costs. Borrowings bear interest at a rate per annum equal to the applicable Base Rate, Term SOFR, Daily SOFR, EURIBOR, SONIA, Term CORRA, SARON or other applicable alternative currency rate, plus an applicable margin. The applicable margin varies between 0.25% and 1.00% for Base Rate borrowings and between 1.25% and 2.00% for other borrowings, depending on our consolidated net leverage ratio.
We are required to pay a fee on the amount available to be drawn under letters of credit at a rate per annum between 1.25% and 2.00%, and a fee on the unused portion of the revolving credit facility at a rate per annum between 0.175% and 0.250%, depending on our consolidated net leverage ratio. Subject to certain conditions, we may request additional revolving credit or term loan commitments in an aggregate principal amount not exceeding the greater of $150.0 million and 100% of consolidated EBITDA for the applicable trailing four-fiscal-quarter period. The obligations under the Credit Agreement are unsecured, and the obligations of the Designated Borrowers are guaranteed by CRA.
Under the Credit Agreement, we must comply with various financial and non-financial covenants. The primary financial covenants consist of a maximum consolidated net leverage ratio of 3.0 to 1.0, which can be increased to 3.5 to 1.0 for a period of four consecutive quarters in the event of a Permitted Acquisition (as defined in the Credit Agreement) exceeding $25.0 million (subject to a maximum of three permitted increases), and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The primary non-financial covenants include, but are not limited to, restrictions on our ability to incur future indebtedness, engage in acquisitions or dispositions, pay dividends or repurchase capital stock, and enter into business combinations. Any indebtedness outstanding under the Credit Agreement may become immediately due upon the occurrence of certain events of default, including our failure to pay principal, interest or fees, or upon the breach of certain covenants. As of October 3, 2026, we were in compliance with the covenants of the Credit Agreement.
There were $75.0 million and $34.0 million in borrowings outstanding under the revolving credit facility as of October 3, 2026 and January 3, 2026, respectively. In addition, there were $74.7 million in borrowings outstanding under the term loan facility, net of $0.3 million of unamortized debt issuance costs, as of October 3, 2026, and no such borrowings outstanding as of January 3, 2026. Of the $74.7 million, $1.8 million was classified as a current liability within deferred revenue and other liabilities in the condensed consolidated balance sheets as of October 3, 2026. The amounts available under the revolving credit facility were reduced by certain letters of credit outstanding, which amounted to $3.1 million and $3.8 million, as of October 3, 2026 and January 3, 2026, respectively. As of October 3, 2026, our total available borrowing capacity under the revolving facility was $171.9 million. We have chosen to classify the revolver as a current liability in its condensed consolidated balance sheet, as we intend to repay the amount within 12 months after the balance sheet date. For further information refer to Note 8. Credit Agreement in our condensed consolidated financial statements.
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
During the fiscal quarter ended October 3, 2026, we did not repurchase any shares under this share repurchase program. During the fiscal year-to-date period ended October 3, 2026, we repurchased and retired 308,985 shares under our share repurchase program at an average price per share of $159.56. During the fiscal quarter and the fiscal year-to-date period ended September 27, 2025, we repurchased and retired 21,532 and 252,205 shares, respectively, under our share repurchase program at an average price per share of $185.74 and $186.95, respectively. We had approximately $16.6 million available for future repurchases under our share repurchase program as of October 3, 2026. We plan to finance future repurchases with available cash, cash from future operations, and borrowings available under our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings available under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended October 3, 2026 we paid dividends and dividend equivalents of $3.6 million and $11.0 million, respectively. During the fiscal quarter and fiscal year-to-date period ended September 27, 2025, we paid dividends and dividend equivalents of $3.2 million and $10.1 million, respectively.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the fiscal quarter ended October 3, 2026. For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2026.
Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with U.S. GAAP.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2026. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026. There have been no material changes to these risk factors during the fiscal quarter ended October 3, 2026.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended October 3, 2026. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2026.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 5, 2026 to August 1, 2026	—	$—	—	$16,635,773
August 2, 2026 to August 29, 2026	108	$180.85	—	$16,635,773
August 30, 2026 to October 3, 2026	—	$—	—	$16,635,773
Total	108	$180.85	—
_______________________________
(1)During the four weeks ended August 29, 2026, we accepted 108 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 Equity Plan, as amended, at the average price per share of $180.85.
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

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended October 3, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
10.1
Amended and Restated Credit Agreement, dated as of July 31, 2026, by and among CRA International, Inc., CRA International (UK) Limited, and CRA International Limited, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the other L/C Issuers party thereto and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on August 6, 2026).

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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and fiscal year-to-date period ended October 3, 2026 and September 27, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and fiscal year-to-date period ended October 3, 2026 and September 27, 2025, (iii) Condensed Consolidated Balance Sheets (unaudited) at October 3, 2026 and January 3, 2026, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date period ended October 3, 2026 and September 27, 2025, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarter and fiscal year-to-date period ended October 3, 2026 and September 27, 2025, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: November 5, 2026	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President, Chief Executive Officer, and Chairman of the Board (principal executive officer)

Date: November 5, 2026	By:	/s/ ERIC NIERENBERG
Eric Nierenberg
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date: November 5, 2026	By:	/s/ SANDRA A. DAVID
Sandra A. David
Vice President and Chief Accounting Officer (principal accounting officer)